Form 10-Q
period 1996-03-30
THERMOSPECTRA CORP
filed 1996-05-07
CIK 929807

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                   -------------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended March 30, 1996.

   [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

                         Commission File Number 1-13876


                            THERMOSPECTRA CORPORATION
             (Exact name of Registrant as specified in its charter)

   Delaware                                                         04-3242970
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   81 Wyman Street, P.O. Box 9046
   Waltham, Massachusetts                                           02254-9046
   (Address of principal executive offices)                         (Zip Code)


       Registrant's telephone number, including area code: (617) 622-1000

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
        requirements for the past 90 days. Yes [ X ] No [   ]

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                      Class                   Outstanding at April 26, 1996
           ----------------------------       -----------------------------
           Common Stock, $.01 par value               12,435,450
PAGE

   PART 1 - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                            THERMOSPECTRA CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     March 30,   December 30,
   (In thousands)                                         1996           1995
   --------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                       $ 21,474        $ 20,306
     Accounts receivable, less allowances of
       $1,108 and $1,095                               23,317          23,653
     Inventories:
       Raw materials and supplies                       8,363           7,973
       Work in process                                  3,750           3,949
       Finished goods                                   4,277           6,350
     Prepaid income taxes                               4,220           4,376
     Other current assets                               1,205           1,015
                                                     --------        --------
                                                       66,606          67,622
                                                     --------        --------

   Property, Plant and Equipment, at Cost              20,356          19,496
     Less: Accumulated depreciation and
           amortization                                 4,777           4,148
                                                     --------        --------
                                                       15,579          15,348
                                                     --------        --------

   Patents, Trademarks and Other Assets                 4,474           4,571
                                                     --------        --------

   Equity Investment in Joint Venture                   2,450           2,429
                                                     --------        --------
   Cost in Excess of Net Assets of Acquired
     Companies                                         33,702          32,947
                                                     --------        --------
                                                     $122,811        $122,917
                                                     ========        ========








                                        2PAGE

                            THERMOSPECTRA CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                      March 30,  December 30,
   (In thousands except share amounts)                     1996          1995
   --------------------------------------------------------------------------
   Current Liabilities:
     Accounts payable                                 $  8,298      $  7,719
     Accrued payroll and employee benefits               3,164         3,627
     Accrued installation and warranty expenses          2,225         2,310
     Deferred revenue                                    1,920         2,216
     Accrued income taxes                                2,739         2,120
     Other accrued expenses                              9,495        11,368
     Due to parent company                               2,370         2,301
                                                      --------      --------
                                                        30,211        31,661
                                                      --------      --------

   Deferred Income Taxes and Other Deferred Items        1,507         1,431
                                                      --------      --------

   Long-term Obligation, Due to Parent Company           7,300         7,300
                                                      --------      --------

   Shareholders' Investment:
     Common stock, $.01 par value, 25,000,000 shares
       authorized; 12,434,050 and 12,432,000 shares
       issued and outstanding                              124           124
     Capital in excess of par value                     76,976        76,955
     Retained earnings                                   7,164         5,728
     Cumulative translation adjustment                    (471)         (282)
                                                      --------      --------
                                                        83,793        82,525
                                                      --------      --------
                                                      $122,811      $122,917
                                                      ========      ========

   The accompanying notes are an integral part of these consolidated financial statements.







                                        3PAGE

                            THERMOSPECTRA CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                         Three Months Ended
                                                      -----------------------
                                                      March 30,      April 1,
   (In thousands except per share amounts)                 1996          1995
   --------------------------------------------------------------------------
   Revenues                                             $26,927      $14,449
                                                        -------      -------

   Costs and Operating Expenses:
     Cost of revenues                                    14,139        7,141
     Selling, general and administrative expenses         7,821        4,396
     Research and development expenses                    2,756        1,439
                                                        -------      -------
                                                         24,716       12,976
                                                        -------      -------

   Operating Income                                       2,211        1,473

   Interest Income                                          273          247
   Interest Expense, Related Party                         (107)        (120)
                                                        -------      -------
   Income Before Provision for Income Taxes               2,377        1,600
   Provision for Income Taxes                               941          688
                                                        -------      -------
   Net Income                                           $ 1,436      $   912
                                                        =======      =======
   Earnings per Share                                   $   .12      $   .09
                                                        =======      =======
   Weighted Average Shares                               12,433       10,588
                                                        =======      =======

   The accompanying notes are an integral part of these consolidated financial statements.












                                        4PAGE

                            THERMOSPECTRA CORPORATION

                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                         Three Months Ended
                                                       ----------------------
                                                       March 30,     April 1,
   (In thousands)                                           1996         1995
   --------------------------------------------------------------------------
   Operating Activities:
     Net income                                          $ 1,436     $   912
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                       995         482
         Provision for losses on accounts receivable          36          73
         Other noncash expenses                              120          68
         Changes in current accounts, excluding
           the effects of acquisition:
             Accounts receivable                             118        (352)
             Inventories                                   1,774        (795)
             Other current assets                           (202)        892
             Accounts payable                                438        (355)
             Other current liabilities                    (1,838)       (678)
                                                         -------     -------
               Net cash provided by operating
                 activities                                2,877         247
                                                         -------     -------
   Investing Activities:
     Acquisition, net of cash acquired                         -      (1,956)
     Purchases of available-for-sale investments               -         (87)
     Purchases of property, plant and equipment           (1,660)       (284)
     Other                                                   (34)        (52)
                                                         -------     -------
               Net cash used in investing
                 activities                               (1,694)     (2,379)
                                                         -------     -------
   Financing Activities:
     Net proceeds from issuance of Company
       common stock                                           21           -
                                                         -------     -------
   Exchange Rate Effect on Cash                              (36)        (40)
                                                         -------     -------
   Increase (Decrease) in Cash and Cash Equivalents        1,168      (2,172)
   Cash and Cash Equivalents at Beginning of Period       20,306      14,439
                                                         -------     -------
   Cash and Cash Equivalents at End of Period            $21,474     $12,267
                                                         =======     =======

   Cash Paid For:
     Interest                                            $   107     $   219
     Income taxes                                        $   336     $    15


   The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                            THERMOSPECTRA CORPORATION

                   Notes to Consolidated Financial Statements


   1.   General

        The interim consolidated financial statements presented have been prepared by ThermoSpectra Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three-month periods ended March 30, 1996 and April 1, 1995, (b) the financial position at March 30, 1996, and (c) the cash flows for the three-month periods ended March 30, 1996 and April 1, 1995. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 30, 1995, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, filed with the Securities and Exchange Commission.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Overview

        The Company develops, manufactures, and markets precision imaging, inspection, and measurement instruments based on high-speed data acquisition and digital processing technologies. These instruments are generally combined with proprietary operations and analysis software to provide industrial and research customers with integrated systems that address their specific needs. The Company's products include digital oscillographic recorders that continuously measure and monitor signals from various sensors; digital storage oscilloscopes (DSOs) that are capable of taking hundreds of millions of measurements per second of transient signals or short bursts of data; data acquisition systems that combine the attributes of DSOs and digital oscillographic recorders; X-ray microanalyzers used as accessories to electron microscopes to provide elemental materials analysis as a supplement to the microscope's imaging capabilities; non-destructive X-ray inspection systems for process monitoring and quality control applications; and confocal laser scanning microscopes that use laser light to generate precise optical images primarily for life-science applications. The Company's growth strategy includes acquiring complementary businesses, developing new applications for its technology to address related market segments, and strengthening its presence in selected geographic markets.
                                        6PAGE

                            THERMOSPECTRA CORPORATION

        The acquisitions that the Company has historically made have generally been businesses with strong technologies and a good reputation and presence in the markets they compete in, but relatively poor profitability because of high manufacturing and operating expenses. The Company's goal has been to gradually reduce these expenses and thereby improve the acquired companies' profitability. Businesses that the Company may acquire in the future are likely to have these same financial characteristics. To realize an attractive return on its investment in such future acquisitions, the Company will likely need to successfully reduce those acquired companies' expenses. Since the Company competes primarily on the basis of its technology, the Company will also need to continually improve the technology underlying the products of any company it acquires.

        The Company conducts all of its manufacturing operations in the United States, except for the production of certain DSOs, which are manufactured in England. The Company sells its products on a worldwide basis. The Company anticipates that a majority of its revenues will be from sales to customers outside the United States. The Company's business activities outside the United States are conducted through sales and service subsidiaries and through third-party representatives and distributors. The results of the Company's international operations are subject to foreign currency fluctuations, and the exchange rate value of the dollar may have a significant impact on both revenues and earnings. Where appropriate, the Company uses forward contracts to reduce its exposure to currency fluctuations.

   Results of Operations

   First Quarter 1996 Compared With First Quarter 1995

        Revenues were $26.9 million in the first quarter of 1996, compared with $14.4 million in the first quarter of 1995, an increase of 86%. Revenues increased $10.6 million due to the inclusion of revenues from Gould Instrument Systems, Inc. (GIS), a manufacturer of digital oscillographic recorders, DSOs, and data acquisition systems, which was acquired on May 10, 1995. Revenues from existing operations increased approximately 14% in the first quarter of 1996 from the first quarter of 1995, due to the inclusion of approximately $1.5 million of revenues related to unusually large shipments of air bag inspection systems at the Company's Nicolet Imaging Systems (NIS) business and due to an increase in demand, particularly in the Pacific Rim, for confocal laser scanning microscopes manufactured by the Company's NORAN Instruments, Inc. (NORAN) subsidiary.

        The gross profit margin decreased to 47.5% in the first quarter of 1996 from 50.6% in the first quarter of 1995. A higher gross profit margin at the Company's Nicolet Instrument Technologies Inc. (NIT) subsidiary, a manufacturer of DSOs, resulting from manufacturing efficiencies was more than offset by a lower gross profit margin at NIS attributable to the inclusion of lower-margin air bag inspection systems revenues and the inclusion of lower-margin revenues at GIS. GIS's gross profit margin in the first quarter of 1996 was 44.4%, compared with a gross profit margin of 43.0% for the period from May 10, 1995 to December 30, 1995. The Company's goal is to continue to increase the gross profit margin at GIS by improvements in product mix and manufacturing efficiencies, although there can be no assurance that the Company will be successful in these efforts.
                                        7PAGE

                            THERMOSPECTRA CORPORATION

        Selling, general and administrative expenses as a percentage of revenues decreased to 29% in the first quarter of 1996 from 30% in the first quarter of 1995 due principally to higher revenues at the Company's existing operations, offset in part by higher selling, general and administrative expenses as a percentage of revenues at GIS.

        Research and development expenses as a percentage of revenues was 10% in both the first quarter of 1996 and 1995. Higher research and development expenditures at NORAN and NIT as a result of new product introductions scheduled for release in the second quarter of 1996 were offset by lower expenditures as a percentage of revenues at NIS due to higher revenues in the first quarter of 1996.

        Interest income was relatively unchanged in the first quarter of 1996, compared with the first quarter of 1995. Interest expense, related party represents interest expense associated with a $7.3 million promissory note issued to Thermo Instrument Systems Inc. (Thermo Instrument) in September 1994.

        The effective tax rate was 40% in the first quarter of 1996, compared with 43% in the first quarter of 1995. These rates exceeded the statutory federal income tax rate due primarily to the impact of state income taxes, nondeductible amortization of cost in excess of net assets of acquired companies for certain of the Company's acquisitions and, in the first quarter of 1995, the anticipated inability to provide a tax benefit on losses incurred at certain foreign subsidiaries.

   Liquidity and Capital Resources

        Consolidated working capital was $36.4 million at March 30, 1996, compared with $36.0 million at December 30, 1995. Included in working capital are cash and cash equivalents of $21.5 million at March 30, 1996, compared with $20.3 million at December 30, 1995. Cash provided by operating activities was $2.9 million in the three months ended March 30, 1996. The Company plans to expend approximately $3.0 million for the purchase of property, plant and equipment in 1996, including $1.3 million that was expended in the first quarter of 1996 to purchase a building previously leased by NIS.

        In March 1996, Thermo Instrument completed the acquisition of a substantial portion of the Scientific Instruments Division of Fisons plc (Fisons). The Company has had discussions with Thermo Instrument regarding the acquisition of the Kevex division of Fisons, a manufacturer of X-ray microanalyzers, X-ray microfluorescence instruments, and microfocus X-ray tubes with annual revenues of approximately $27 million. No assurance can be given that the Company will ultimately acquire Kevex, and the timing and terms of the acquisition, including price, would be subject to negotiation between the Company and Thermo Instrument.


                                        8PAGE

                            THERMOSPECTRA CORPORATION

     Although the Company expects to have positive cash flow from its existing operations, the Company anticipates it may require significant amounts of cash to pursue the acquisition of complementary businesses. The Company expects that it would seek to finance any such acquisitions through a combination of internal funds, additional equity financing or convertible debt financing from the capital markets and/or short-term borrowings from Thermo Instrument or Thermo Electron Corporation. The Company believes that its existing resources and cash provided by operations are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.


   PART II - OTHER INFORMATION

   Item 6 - Exhibits

   (a)  Exhibits

        See Exhibit Index on the page immediately preceding exhibits.
























                                        9PAGE

                            THERMOSPECTRA CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of May 1996.

                                              THERMOSPECTRA CORPORATION



                                              Paul F. Kelleher
                                              ------------------------
                                              Paul F. Kelleher
                                              Chief Accounting Officer



                                              John N. Hatsopoulos
                                              ------------------------
                                              John N. Hatsopoulos
                                              Chief Financial Officer
































                                       10PAGE

                            THERMOSPECTRA CORPORATION

                                  Exhibit Index


   Exhibit
   Number    Description of Exhibit                                      Page
   --------------------------------------------------------------------------

     11      Statement re: Computation of earnings per share.

     27      Financial Data Schedule.