Form 10-Q
period 1996-06-29
THERMOSPECTRA CORP
filed 1996-08-06
CIK 929807

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                   -------------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended June 29, 1996.

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

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                      Class                   Outstanding at July 26, 1996
           ----------------------------       ----------------------------
           Common Stock, $.01 par value               12,437,934
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                            THERMOSPECTRA CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      June 29,   December 30,
   (In thousands)                                         1996           1995
   --------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                       $ 17,461        $ 20,306
     Available-for-sale investments, at quoted
       market value (amortized cost of $3,006)          3,006               -
     Accounts receivable, less allowances of
       $1,339 and $1,095                               29,269          23,653
     Inventories:
       Raw materials and supplies                      10,732           7,973
       Work in process                                  6,051           3,949
       Finished goods                                   5,831           6,350
     Prepaid income taxes                               5,110           4,376
     Other current assets                               1,498           1,015
                                                     --------        --------
                                                       78,958          67,622
                                                     --------        --------

   Property, Plant and Equipment, at Cost              26,689          19,496
     Less: Accumulated depreciation and
           amortization                                 5,591           4,148
                                                     --------        --------
                                                       21,098          15,348
                                                     --------        --------

   Patents, Trademarks and Other Assets                 5,351           4,571
                                                     --------        --------

   Equity Investment in Joint Venture                   2,480           2,429
                                                     --------        --------

   Cost in Excess of Net Assets of Acquired
     Companies (Note 2)                                43,494          32,947
                                                     --------        --------
                                                     $151,381        $122,917
                                                     ========        ========



                                        2PAGE

                            THERMOSPECTRA CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                       June 29,  December 30,
   (In thousands except share amounts)                     1996          1995
   --------------------------------------------------------------------------
   Current Liabilities:
     Accounts payable                                 $ 10,182      $  7,719
     Accrued payroll and employee benefits               4,380         3,627
     Accrued installation and warranty expenses          2,457         2,310
     Deferred revenue                                    4,071         2,216
     Accrued income taxes                                2,580         2,120
     Other accrued expenses                             10,912        11,368
     Due to parent company (Note 2)                     22,736         2,301
                                                      --------      --------

                                                        57,318        31,661
                                                      --------      --------

   Deferred Income Taxes and Other Deferred Items        1,500         1,431
                                                      --------      --------

   Long-term Obligation, Due to Parent Company           7,300         7,300
                                                      --------      --------
   Shareholders' Investment:
     Common stock, $.01 par value, 25,000,000 shares
       authorized; 12,437,400 and 12,432,000 shares
       issued                                              124           124
     Capital in excess of par value                     77,009        76,955
     Retained earnings                                   8,726         5,728
     Treasury stock at cost, 157 shares                     (3)            -
     Cumulative translation adjustment                    (593)         (282)
                                                      --------      --------
                                                        85,263        82,525
                                                      --------      --------
                                                      $151,381      $122,917
                                                      ========      ========


   The accompanying notes are an integral part of these consolidated financial statements.





                                        3PAGE

                            THERMOSPECTRA CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Three Months Ended
                                                       --------------------
                                                       June 29,     July 1,
   (In thousands except per share amounts)                 1996        1995
   ------------------------------------------------------------------------
   Revenues                                             $31,281     $22,193
                                                        -------     -------

   Costs and Operating Expenses:
     Cost of revenues                                    16,201      11,421
     Selling, general and administrative expenses         9,255       6,858
     Research and development expenses                    3,319       2,196
                                                        -------     -------
                                                         28,775      20,475
                                                        -------     -------

   Operating Income                                       2,506       1,718

   Interest Income                                          239         171
   Interest Expense, Related Party                         (102)       (260)
   Other Income                                               -         184
                                                        -------     -------

   Income Before Provision for Income Taxes               2,643       1,813
   Provision for Income Taxes                             1,081         780
                                                        -------     -------

   Net Income                                           $ 1,562     $ 1,033
                                                        =======     =======

   Earnings per Share                                   $   .13     $   .10
                                                        =======     =======

   Weighted Average Shares                               12,436      10,505
                                                        =======     =======


   The accompanying notes are an integral part of these consolidated financial statements.




                                        4PAGE

                            THERMOSPECTRA CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                          Six Months Ended
                                                        --------------------
                                                        June 29,     July 1,
   (In thousands except per share amounts)                  1996        1995
   -------------------------------------------------------------------------
   Revenues                                              $58,208     $36,642
                                                         -------     -------

   Costs and Operating Expenses:
     Cost of revenues                                     30,340      18,562
     Selling, general and administrative expenses         17,076      11,254
     Research and development expenses                     6,075       3,635
                                                         -------     -------
                                                          53,491      33,451
                                                         -------     -------

   Operating Income                                        4,717       3,191

   Interest Income                                           512         418
   Interest Expense, Related Party                          (209)       (380)
   Other Income                                                -         184
                                                         -------     -------

   Income Before Provision for Income Taxes                5,020       3,413
   Provision for Income Taxes                              2,022       1,468
                                                         -------     -------

   Net Income                                            $ 2,998     $ 1,945
                                                         =======     =======

   Earnings per Share                                    $   .24     $   .18
                                                         =======     =======

   Weighted Average Shares                                12,435      10,547
                                                         =======     =======


   The accompanying notes are an integral part of these consolidated financial statements.



                                        5PAGE

                            THERMOSPECTRA CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                           Six Months Ended
                                                          ------------------
                                                          June 29,   July 1,
   (In thousands)                                             1996      1995
   -------------------------------------------------------------------------
   Operating Activities:
     Net income                                            $ 2,998   $ 1,945
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                       2,158     1,353
         Provision for losses on accounts receivable           146        79
         Other noncash expenses                                293       203
         Changes in current accounts, excluding
           the effects of acquisitions:
             Accounts receivable                              (100)      118
             Inventories                                       964    (1,761)
             Other current assets                             (307)      551
             Accounts payable                                  939       249
             Due to parent company                          (1,092)    1,118
             Other current liabilities                      (2,838)   (1,084)
                                                           -------   -------
               Net cash provided by operating activities     3,161     2,771
                                                           -------   -------

   Investing Activities:
     Acquisitions, net of cash acquired (Note 2)              (994)  (26,086)
     Purchases of available-for-sale investments            (3,000)        -
     Proceeds from sale of available-for-sale investments        -     4,855
     Purchases of property, plant and equipment             (1,940)     (441)
     Proceeds from sale of property, plant and equipment        55       452
     Other                                                     (89)     (101)
                                                           -------   -------
               Net cash used in investing activities        (5,968)  (21,321)
                                                           -------   -------

   Financing Activities:
     Proceeds from issuance of obligation to Thermo
       Electron Corporation                                      -    15,000
     Net proceeds from issuance of Company common stock         51         -
                                                           -------   -------
               Net cash provided by financing activities        51    15,000
                                                           -------   -------

   Exchange Rate Effect on Cash                                (89)     (181)
                                                           -------   -------

   Decrease in Cash and Cash Equivalents                    (2,845)   (3,731)
   Cash and Cash Equivalents at Beginning of Period         20,306    14,439
                                                           -------   -------

   Cash and Cash Equivalents at End of Period              $17,461   $10,708
                                                           =======   =======
                                        6PAGE

                            THERMOSPECTRA CORPORATION

                                   (Unaudited)


                                                           Six Months Ended
                                                          ------------------
                                                          June 29,   July 1,
   (In thousands)                                             1996      1995
   -------------------------------------------------------------------------
   Noncash Activities:
     Fair value of assets of acquired companies            $30,178   $48,570
     Due to parent company for acquisition (Note 2)        (21,527)        -
     Cash paid for acquired companies                         (998)  (28,043)
                                                           -------   -------
       Liabilities assumed of acquired companies           $ 7,653   $20,527
                                                           =======   =======


   The accompanying notes are an integral part of these consolidated financial statements.












                                        7PAGE

                            THERMOSPECTRA CORPORATION

                   Notes to Consolidated Financial Statements

   1.   General

        The interim consolidated financial statements presented have been prepared by ThermoSpectra Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 29, 1996, the results of operations for the three- and six-month periods ended June 29, 1996, and July 1, 1995, and the cash flows for the six-month periods ended June 29, 1996, and July 1, 1995. Interim results are not necessarily indicative of results for a full year.

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

   2.   Acquisition

        On March 29, 1996, Thermo Instrument Systems Inc. (Thermo Instrument) acquired a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons, plc (Fisons), a wholly owned subsidiary of Rhone-Poulenc Rorer, Inc. Pursuant to an agreement executed on August 5, 1996, the Company acquired Kevex Instruments, a manufacturer of X-ray microanalyzers and X-ray microfluorescence instruments, and Kevex X-Ray, a manufacturer of microfocus X-ray tubes, (the Kevex businesses) from Thermo Instrument for $21.5 million, subject to a post-closing adjustment to be negotiated with Fisons by Thermo Instrument. To partially finance the acquisition, the Company borrowed $15.0 million from Thermo Electron Corporation (Thermo Electron). The purchase price was determined based on the net book value of the Kevex businesses at March 29, 1996, and a pro rata allocation of Thermo Instrument's total cost in excess of the net assets recorded in connection with the acquisition of the Fisons businesses. As of March 29, 1996, the Company and the Kevex businesses were deemed for accounting purposes to be under control of their common majority owner, Thermo Instrument, and, as a result, the accompanying 1996 financial information includes the results of operations of the Kevex businesses from March 29, 1996. Because the Company had not disbursed the funds in connection with the acquisition of the Kevex businesses as of June 29, 1996, the purchase price for these businesses has been included in due to parent company in the accompanying 1996 balance sheet.

        The cost of the acquisition of the Kevex businesses exceeded the estimated fair value of the acquired net assets by $10.2 million, which is being amortized over 40 years.

                                        8PAGE

                            THERMOSPECTRA CORPORATION

        Based on unaudited data, the following table presents selected financial information for the Company and the Kevex businesses on a pro forma basis, assuming the companies had been combined since the beginning of 1995.

                                            Three                 Six
                                        Months Ended          Months Ended
                                        ------------      -------------------
   (In thousands except per                July 1,        June 29,    July 1,
   share amounts)                             1995            1996       1995
   --------------------------------------------------------------------------
   Revenues                                $27,959         $64,199   $49,064
   Net income (loss)                           (48)            755       (61)
   Earnings (loss) per share                     -             .06      (.01)

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of the Kevex businesses been made at the beginning of 1995.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Overview

        The Company develops, manufactures, and markets precision imaging, inspection, and measurement instruments based on high-speed data acquisition and digital processing technologies. These instruments are generally combined with proprietary operations and analysis software to provide industrial and research customers with integrated systems that address their specific needs. The Company's products include digital oscillographic recorders that continuously measure and monitor signals from various sensors; digital storage oscilloscopes (DSOs) that are capable of taking hundreds of millions of measurements per second of transient signals or short bursts of data; data acquisition systems that combine the attributes of DSOs and digital oscillographic recorders; X-ray microanalyzers used as accessories to electron microscopes to provide elemental materials analysis as a supplement to the microscope's imaging capabilities; non-destructive X-ray inspection systems for process monitoring and quality control applications; specialty X-ray tubes for industrial and medical applications; and confocal laser scanning microscopes that use laser light to generate precise optical images primarily for life-science applications. The Company's growth strategy includes acquiring complementary businesses, developing new applications for its technology to address related market segments, and strengthening its presence in selected geographic markets.

        The acquisitions that the Company has historically made have generally been businesses with strong technologies and a good reputation and presence in the markets they compete in, but relatively poor profitability because of high manufacturing and operating expenses. The Company's goal has been to gradually reduce these expenses and thereby improve the acquired companies' profitability. Businesses that the Company may acquire in the

                                        9PAGE

                            THERMOSPECTRA CORPORATION
   future are likely to have these same financial characteristics. To realize an attractive return on its investment in such future acquisitions, the Company will likely need to successfully reduce those acquired companies' expenses. Since the Company competes primarily on the basis of its technology, the Company will also need to continually improve the technology underlying the products of any company it acquires.

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

   Results of Operations

   Second Quarter 1996 Compared With Second Quarter 1995

        Revenues were $31.3 million in the second quarter of 1996, compared with $22.2 million in the second quarter of 1995, an increase of 41%. The increase in revenues resulted primarily from the inclusion of $6.1 million of revenues from Kevex Instruments and Kevex X-Ray (the Kevex businesses), which, for accounting purposes, were deemed to be acquired as of March 29, 1996 (Note 2), and the inclusion of $10.8 million of revenues from Gould Instrument Systems, Inc. (GIS) for the full second quarter of 1996, compared with $7.8 million of revenues for GIS for the partial second quarter of 1995. GIS, a manufacturer of digital oscillographic recorders, DSO's, and data acquisition systems, was acquired on May 10, 1995. Revenues from existing operations increased approximately 3% in the second quarter of 1996 from the second quarter of 1995 principally due to an increase in demand, particularly in the Pacific Rim, for X-ray microanalyzers manufactured by the Company's NORAN Instruments, Inc. (NORAN) subsidiary. Revenues were negatively affected by approximately $0.6 million in the second quarter of 1996 due to the strengthening in the value of the U.S. dollar relative to the Japanese yen and other foreign currencies in countries where the Company operates.

        The Company's gross profit margin was relatively unchanged at 48.2% in the second quarter of 1996 compared with 48.5% in the second quarter of 1995. An increase in the gross profit margin at GIS to 46% in the second quarter of 1996 from 42% in the second quarter of 1995 due to changes in product mix and manufacturing efficiencies was offset by the inclusion of lower-margin revenues at the Kevex businesses. The gross profit margin for the Kevex businesses was 39%. The Company's goal is to continue to increase the gross profit margin at GIS and the Kevex businesses by improvements in product mix and manufacturing efficiencies, although there can be no assurance that the Company will be successful in these efforts.

                                       10PAGE

                            THERMOSPECTRA CORPORATION

        Selling, general and administrative expenses as a percentage of revenues decreased to 30% in the second quarter of 1996 from 31% in the second quarter of 1995 due principally to lower selling expenses as a percentage of revenues at the acquired Kevex businesses. The Company intends to increase selling efforts at Kevex X-Ray in an attempt to increase sales to foreign and medical markets.

        Research and development expenses as a percentage of revenues increased to 11% in the second quarter of 1996 from 10% in the second quarter of 1995. This increase is due to higher research and development expenditures at NORAN as a result of development efforts on a confocal microscope, which was released in the second quarter of 1996, in addition to the inclusion of higher research and development expenses as a percentage of revenues at Kevex X-Ray resulting from development efforts on several new products scheduled to be introduced in 1996 and 1997.

        The effective tax rate was 41% in the second quarter of 1996, compared with 43% in the second quarter of 1995. The effective tax rates exceed the statutory federal income tax rate due primarily to the impact of state income taxes, nondeductible amortization of cost in excess of net assets of acquired companies for certain of the Company's acquisitions and, in the second quarter of 1995, the anticipated inability to provide a tax benefit on losses incurred at certain foreign subsidiaries.

   First Six Months 1996 Compared With First Six Months 1995

        Revenues were $58.2 million in the first six months of 1996, compared with $36.6 million in the first six months of 1995, an increase of 59%. Revenues for the first six months of 1996 included $6.1 million of revenues from the acquisition of the Kevex businesses and approximately $13.6 million of additional revenues from the acquisition of GIS. Revenues from existing operations increased approximately 7% in the first six months of 1996 from the first six months of 1995 due primarily to the inclusion of approximately $1.5 million of revenues related to unusually large shipments of air bag inspection systems in the first quarter of 1996 at the Company's Nicolet Imaging Systems (NIS) business and an increase in demand, particularly in the Pacific Rim, for confocal laser scanning microscopes and X-ray microanalyzers manufactured by NORAN. Revenues were negatively affected by approximately $0.8 million in the first six months of 1996 due to the strengthening in the value of the U.S. dollar relative to the Japanese yen and other foreign currencies in countries where the Company operates.

        The gross profit margin decreased to 48% in the first six months of 1996 from 49% in the first six months of 1995. Higher gross profit margins at the Company's Nicolet Instrument Technologies Inc. (NIT) subsidiary, a manufacturer of DSOs, resulting from manufacturing efficiencies was more than offset by the inclusion of lower-margin air bag inspection systems shipped in the first quarter of 1996 and the inclusion of lower-margin revenues at acquired companies.


                                       11PAGE

                            THERMOSPECTRA CORPORATION

        Selling, general and administrative expenses as a percentage of revenues decreased to 29% in the first six months of 1996 from 31% in the first six months of 1995 due principally to higher revenues at the Company's existing operations and the inclusion of lower selling expenses as a percentage of revenues at the acquired Kevex businesses, offset in part by the inclusion of higher selling, general and administrative expenses as a percentage of revenues at GIS.

        Research and development expenses as a percentage of revenues were 10% in both the first six months of 1996 and 1995. Higher research and development expenditures at NORAN and NIT for products released in the second quarter of 1996 and higher research and development expenditures as a percentage of revenues at the acquired Kevex businesses were offset by lower expenditures as a percentage of revenues at NIS.

        Interest income increased to $0.5 million in the first six months of 1996 from $0.4 million in the first six months of 1995 principally due to higher cash balances in 1996. Interest expense, related party, in the first six months of 1996 and 1995 represents interest expense associated with a $7.3 million promissory note issued to Thermo Instrument Systems Inc. (Thermo Instrument) in 1994 and, in the first six months of 1995, interest expense associated with a $15.0 million promissory note issued to Thermo Electron Corporation (Thermo Electron) in May 1995. The $15.0 million note was repaid in the third quarter of 1995.

        The effective tax rate was 40% in the first six months of 1996, compared with 43% in the first six months of 1995. The effective tax rates exceed the statutory federal income tax rate due primarily to the impact of state income taxes, nondeductible amortization of cost in excess of net assets of acquired companies for certain of the Company's acquisitions and, in 1995, the anticipated inability to provide a tax benefit on losses incurred at certain foreign subsidiaries.

   Liquidity and Capital Resources

        Consolidated working capital was $21.6 million at June 29, 1996, compared with $36.0 million at December 30, 1995. Included in working capital are cash, cash equivalents, and available-for-sale investments of $20.5 million at June 29, 1996, compared with $20.3 million at December 30, 1995. Cash provided by operating activities was $3.2 million in the first six months of 1996, compared with $2.8 million in the first six months of 1995. Due to parent company included in the net cash provided by operating activities section in the accompanying 1996 statement of cash flows includes a receivable of $0.8 million from Thermo Instrument representing the positive cash flow of the Kevex businesses in the second quarter of 1996.

        Pursuant to an agreement executed on August 5, 1996, the Company acquired the Kevex businesses from Thermo Instrument (Note 2) for $21.5 million, subject to a post-closing adjustment to be negotiated with Fisons by Thermo Instrument. Due to parent company in the accompanying 1996 balance sheet includes a payable of $21.5 million for the acquisition of

                                       12PAGE

                            THERMOSPECTRA CORPORATION
   the Kevex businesses. Subsequent to the end of the quarter, the Company paid the liability, net of the $0.8 million receivable described above, to Thermo Instrument. In connection with the payment to Thermo Instrument, the Company borrowed $15.0 million from Thermo Electron pursuant to a promissory note due 1998 and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

        The Company expended $1.9 million during the first six months of 1996 for property, plant and equipment, including $1.3 million to purchase a building previously leased by NIS. The Company plans to expend approximately $1.0 million during the remainder of 1996 for the purchase of property, plant and equipment.

        Although the Company expects to have positive cash flow from its operations, the Company anticipates it may require significant amounts of cash to pursue the acquisition of complementary businesses. The Company expects that it would seek to finance any such acquisitions through a combination of internal funds, additional equity financing or convertible debt financing from the capital markets and/or short-term borrowings from Thermo Instrument or Thermo Electron. The Company believes that its existing resources and cash provided by operations are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.


   PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders

        On May 19, 1996, at the Annual Meeting of Shareholders, the shareholders elected five directors to a one-year term expiring in 1997. The directors reelected at the meeting were Dr. Elias P. Gyftopoulos, Earl
   R. Lewis, Theo Melas-Kyriazi, Arvin H. Smith, and Michael P. Stansky. Each nominee for director received 10,574,174 shares voted in favor of his election and 3,600 shares voted against. No abstentions or broker non-votes were recorded on the election of directors.

        The shareholders also approved a proposal to adopt an employees' stock purchase plan and to reserve 50,000 shares of the Company's common stock for issuance thereunder as follows: 10,568,074 shares voted in favor, 6,700 shares voted against, and 3,000 shares abstained. No broker non-votes were recorded on the proposal.

   Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.





                                       13PAGE

                            THERMOSPECTRA CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of August 1996.

                                              THERMOSPECTRA CORPORATION



                                              Paul F. Kelleher
                                              -------------------------
                                              Paul F. Kelleher
                                              Chief Accounting Officer



                                              John N. Hatsopoulos
                                              -------------------------
                                              John N. Hatsopoulos
                                              Chief Financial Officer

























                                       14PAGE

                            THERMOSPECTRA CORPORATION

                                  EXHIBIT INDEX


   Exhibit
   Number    Description of Exhibit                                      Page
   --------------------------------------------------------------------------

      2 Asset Purchase Agreement dated as of August 5, 1996 between the Company and Thermo Instrument Systems Inc.

     10.1 $15,000,000 Promissory Note dated as of August 5, 1996 issued by the Company to Thermo Electron Corporation.

     11      Statement re: Computation of earnings per share.

     27      Financial Data Schedule.