Form 10-Q
period 1996-09-28
THERMOSPECTRA CORP
filed 1996-11-05
CIK 929807

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                   -------------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended September 28, 1996.

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

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                      Class                   Outstanding at October 25, 1996
           ----------------------------       -------------------------------
           Common Stock, $.01 par value                 12,439,645
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                            THERMOSPECTRA CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                  September 28, December 30,
    (In thousands)                                         1996         1995
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                       $ 14,501      $ 20,306
      Available-for-sale investments, at quoted
        market value (amortized cost of $3,038)          3,038             -
      Accounts receivable, less allowances of
        $1,555 and $1,095                               26,926        23,653
      Inventories:
        Raw materials and supplies                       9,987         7,973
        Work in process                                  7,483         3,949
        Finished goods                                   7,122         6,350
      Prepaid income taxes                               5,128         4,376
      Other current assets                               1,097         1,015
                                                      --------      --------
                                                        75,282        67,622
                                                      --------      --------

    Property, Plant and Equipment, at Cost              26,792        19,496
      Less: Accumulated depreciation and
            amortization                                 6,320         4,148
                                                      --------      --------
                                                        20,472        15,348
                                                      --------      --------

    Patents, Trademarks and Other Assets                 5,222         4,571
                                                      --------      --------

    Equity Investment in Joint Venture                   2,457         2,429
                                                      --------      --------

    Cost in Excess of Net Assets of Acquired
      Companies (Note 2)                                42,475        32,947
                                                      --------      --------
                                                      $145,908      $122,917
                                                      ========      ========






                                        2PAGE

                            THERMOSPECTRA CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                  September 28, December 30,
    (In thousands except share amounts)                    1996         1995
    ------------------------------------------------------------------------
    Current Liabilities:
      Accounts payable                                $  9,149      $  7,719
      Accrued payroll and employee benefits              4,911         3,627
      Accrued installation and warranty expenses         2,542         2,310
      Deferred revenue                                   3,504         2,216
      Accrued income taxes                               3,130         2,120
      Other accrued expenses                            10,238        11,368
      Due to affiliates                                  1,479         2,301
                                                      --------      --------
                                                        34,953        31,661
                                                      --------      --------

    Deferred Income Taxes and Other Deferred Items       1,522         1,431
                                                      --------      --------

    Long-term Obligations, Due to Thermo Instrument
      and Thermo Electron (Note 2)                      22,300         7,300
                                                      --------      --------

    Shareholders' Investment:
      Common stock, $.01 par value, 25,000,000 shares
        authorized; 12,439,950 and 12,432,000 shares
        issued                                             124           124
      Capital in excess of par value                    77,034        76,955
      Retained earnings                                 10,416         5,728
      Treasury stock at cost, 305 shares                    (5)            -
      Cumulative translation adjustment                   (436)         (282)
                                                      --------      --------
                                                        87,133        82,525
                                                      --------      --------
                                                      $145,908      $122,917
                                                      ========      ========


    The accompanying notes are an integral part of these consolidated financial statements.







                                        3PAGE

                            THERMOSPECTRA CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                      Three Months Ended
                                                 ---------------------------
                                                 September 28, September 30,
    (In thousands except per share amounts)               1996          1995
    ------------------------------------------------------------------------
    Revenues                                          $30,329        $26,605
                                                      -------        -------

    Costs and Operating Expenses:
      Cost of revenues                                 15,237         13,600
      Selling, general and administrative expenses      9,196          8,210
      Research and development expenses                 3,300          2,681
      Other nonrecurring income, net (Note 3)            (185)             -
                                                      -------        -------
                                                       27,548         24,491
                                                      -------        -------

    Operating Income                                    2,781          2,114

    Interest Income                                       228            142
    Interest Expense, Related Party                      (239)          (216)
                                                      -------        -------
    Income Before Provision for Income Taxes            2,770          2,040
    Provision for Income Taxes                          1,080            823
                                                      -------        -------
    Net Income                                        $ 1,690        $ 1,217
                                                      =======        =======

    Earnings per Share                                $   .14        $   .11
                                                      =======        =======

    Weighted Average Shares                            12,439         11,510
                                                      =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.







                                        4PAGE

                            THERMOSPECTRA CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                    Nine Months Ended
                                               ----------------------------
                                               September 28,  September 30,
    (In thousands except per share amounts)             1996           1995
    -----------------------------------------------------------------------
    Revenues                                         $88,537        $63,247
                                                     -------        -------

    Costs and Operating Expenses:
      Cost of revenues                                45,577         32,162
      Selling, general and administrative expenses    26,272         19,464
      Research and development expenses                9,375          6,316
      Other nonrecurring income, net (Note 3)           (185)             -
                                                     -------        -------
                                                      81,039         57,942
                                                     -------        -------

    Operating Income                                   7,498          5,305

    Interest Income                                      740            560
    Interest Expense, Related Party                     (448)          (596)
    Other Income                                           -            184
                                                     -------        -------
    Income Before Provision for Income Taxes           7,790          5,453
    Provision for Income Taxes                         3,102          2,291
                                                     -------        -------

    Net Income                                       $ 4,688        $ 3,162
                                                     =======        =======

    Earnings per Share                               $   .38        $   .29
                                                     =======        =======

    Weighted Average Shares                           12,436         10,868
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.


                                        5PAGE

                            THERMOSPECTRA CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                      Nine Months Ended
                                                 ---------------------------
                                                 September 28, September 30,
    (In thousands)                                        1996          1995
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                      $  4,688       $ 3,162
      Adjustments to reconcile net income to
        net cash provided by operating activities:
          Depreciation and amortization                  3,341         2,383
          Restructuring reserve (Note 3)                   683             -
          Provision for losses on accounts receivable      182           107
          Other noncash expenses                           550           326
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                        2,012          (137)
              Inventories                                 (944)       (2,139)
              Other current assets                          82           903
              Accounts payable                            (138)       (1,559)
              Due to affiliates                           (822)          661
              Other current liabilities                 (3,507)       (2,452)
              Other                                          -            (7)
                                                      --------       -------
                Net cash provided by operating
                  activities                             6,127         1,248
                                                      --------       -------

    Investing Activities:
      Acquisitions, net of cash acquired (Note 2)      (22,521)      (26,120)
      Refund of acquisition purchase price (Note 3)      1,103             -
      Purchases of available-for-sale investments       (3,000)            -
      Proceeds from sale and maturities of available-
        for-sale investments                                 -         4,855
      Purchases of property, plant and equipment        (2,343)         (657)
      Proceeds from sale of property, plant and
        equipment                                           77           497
      Other                                               (273)         (188)
                                                      --------       -------
                Net cash used in investing activities  (26,957)      (21,613)
                                                      --------       -------

    Financing Activities:
      Net proceeds from issuance of Company common
        stock                                               74        21,858
      Proceeds from issuance of long-term obligations
        to Thermo Electron Corporation                  15,000        15,000
      Repayment of long-term obligation to Thermo
        Electron Corporation                                 -       (15,000)
                                                      --------       -------
                Net cash provided by financing
                  activities                          $ 15,074       $21,858
                                                      --------       -------
                                        6PAGE

                            THERMOSPECTRA CORPORATION

                                   (Unaudited)


                                                      Nine Months Ended
                                                 ---------------------------
                                                 September 28, September 30,
    (In thousands)                                        1996          1995
    ------------------------------------------------------------------------
    Exchange Rate Effect on Cash                      $    (49)     $   (182)
                                                      --------      --------

    Increase (Decrease) in Cash and Cash Equivalents    (5,805)        1,311
    Cash and Cash Equivalents at Beginning of Period    20,306        14,439
                                                      --------      --------

    Cash and Cash Equivalents at End of Period        $ 14,501      $ 15,750
                                                      ========      ========

    Noncash Activities:
      Fair value of assets of acquired companies      $ 30,264      $ 48,570
      Cash paid for acquired companies                 (22,525)      (28,043)
                                                      --------      --------

        Liabilities assumed of acquired companies     $  7,739      $ 20,527
                                                      ========      ========


    The accompanying notes are an integral part of these consolidated financial statements.


















                                        7PAGE

                            THERMOSPECTRA CORPORATION

                   Notes to Consolidated Financial Statements

    1.   General

         The interim consolidated financial statements presented have been prepared by ThermoSpectra Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 28, 1996, the results of operations for the three- and nine-month periods ended September 28, 1996 and September 30, 1995, and the cash flows for the nine-month periods ended September 28, 1996 and September 30, 1995. Interim results are not necessarily indicative of results for a full year.

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


    2.   Acquisition

         On March 29, 1996, Thermo Instrument Systems Inc. (Thermo Instrument) acquired a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons, plc (Fisons), a wholly owned subsidiary of Rhone-Poulenc Rorer, Inc. Pursuant to an agreement executed on August 5, 1996, the Company acquired two businesses that were formerly part of Fisons from Thermo Instrument for $21.5 million, subject to a post-closing adjustment to be negotiated with Fisons by Thermo Instrument. The companies acquired were Kevex Instruments, a manufacturer of X-ray microanalyzers and X-ray microfluorescence instruments, and Kevex X-Ray, a manufacturer of microfocus X-ray tubes, (the Kevex businesses). To partially finance the acquisition, the Company borrowed $15.0 million from Thermo Electron Corporation (Thermo Electron). The purchase price was determined based on the net book value of the Kevex businesses at March 29, 1996, and a pro rata allocation of Thermo Instrument's total cost in excess of the net assets of acquired companies recorded in connection with the acquisition of the Fisons businesses. As of March 29, 1996, the Company and the Kevex businesses were deemed for accounting purposes to be under control of their common majority owner, Thermo Instrument and, as a result, the accompanying 1996 financial statements include the results of the Kevex businesses from March 29, 1996.

         The cost of the Kevex businesses exceeded the estimated fair value of the acquired net assets by $10.5 million, which is being amortized over 40 years.

                                        8PAGE

                            THERMOSPECTRA CORPORATION

         Based on unaudited data, the following table presents selected financial information for the Company and the Kevex businesses on a pro forma basis, assuming the companies had been combined since the beginning of 1995.

                                    Three                   Nine
                                Months Ended            Months Ended
                                -------------   ----------------------------
    (In thousands except per    September 30,   September 28,  September 30,
    share amounts)                       1995            1996           1995
    ------------------------------------------------------------------------
    Revenues                          $33,744         $94,528        $82,808
    Net income                            866           2,618            975
    Earnings per share                    .08             .21            .09

         The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of the Kevex businesses been made at the beginning of 1995.


    3.   Other Nonrecurring Items

         During the third quarter of 1996, the Company finalized negotiations in connection with amounts claimed for the discontinuance of the Acqulab product line, which was sold to the Company as part of the purchase of Gould Instrument Systems Inc. (GIS) in May 1995. Of the $2.0 million settlement received, approximately $1.0 million has been recorded as a reduction of the purchase price for the unrealized earning potential of the Acqulab product line, approximately $0.9 million represents reimbursement for expenses incurred subsequent to the acquisition of GIS for the ongoing development of Acqulab, and $0.1 million relates to an adjustment to the postretirement benefit accrual at the time of acquisition.

         At the end of the third quarter of 1996, the Company's GIS subsidiary commenced a $0.7 million plan of restructuring which included the termination of approximately 25 employees and the write down of fixed assets associated with the Acqulab product line. The Company plans to complete the restructuring plan in the fourth quarter of 1996.

         For financial statement purposes, the Company recorded the $0.7 million restructuring expenses and the $0.9 million reimbursement of expenses incurred by GIS associated with the Acqulab product line as other nonrecurring income, net in the accompanying statement of income. The remaining $1.1 million received under the settlement agreement was recorded as an adjustment to the purchase price paid for GIS, resulting in a reduction of cost in excess of net assets of acquired companies in the accompanying 1996 balance sheet. The accompanying balance sheet includes a $0.4 million reserve associated with the staff reductions described above.


                                        9PAGE

                            THERMOSPECTRA CORPORATION

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. These statements involve a number of risks and uncertainties, including those detailed in Item 5 of this Quarterly Report on Form 10-Q.

    Overview

         The Company develops, manufactures, and markets precision imaging, inspection, and measurement instruments based on high-speed data acquisition and digital processing technologies. These instruments are generally combined with proprietary operations and analysis software to provide industrial and research customers with integrated systems that address their specific needs. The Company's products include digital signal measurement systems which consist of digital oscillographic recorders that continuously measure and monitor signals from various sensors, digital storage oscilloscopes (DSOs) that are capable of taking hundreds of millions of measurements per second of transient signals or short bursts of data, and data acquisition systems that combine the attributes of DSOs and digital oscillographic recorders; X-ray microanalyzers used as accessories to electron microscopes to provide elemental materials analysis as a supplement to the microscope's imaging capabilities; non-destructive X-ray inspection systems for process monitoring and quality control applications; specialty X-ray tubes for industrial and medical applications; and confocal laser scanning microscopes that use laser light to generate precise optical images primarily for life-science applications. The Company's growth strategy includes acquiring complementary businesses, developing new applications for its technology to address related market segments, and strengthening its presence in selected geographic markets.

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

         The Company conducts all of its manufacturing operations in the United States, except for the production of certain DSOs, which are manufactured in England. The Company sells its products on a worldwide basis. The Company anticipates that a majority of its revenues will be from sales to customers outside the United States. The Company's business activities outside the United States are conducted through sales and


                                       10PAGE

                            THERMOSPECTRA CORPORATION
    service subsidiaries and through third-party representatives and distributors. The results of the Company's international operations are subject to foreign currency fluctuations, and the exchange rate value of the dollar may have a significant impact on both revenues and earnings. Where appropriate, the Company uses forward contracts to reduce its exposure to currency fluctuations.

    Results of Operations

    Third Quarter 1996 Compared With Third Quarter 1995

         Revenues were $30.3 million in the third quarter of 1996, compared with $26.6 million in the third quarter of 1995, an increase of 14%. The increase in revenues resulted from the inclusion of $5.5 million of revenues from the acquisition of Kevex Instruments and Kevex X-Ray (the Kevex businesses) (Note 2) and an aggregate $1.1 million due to higher demand for products manufactured by the Company's NORAN Instruments Inc. (NORAN) subsidiary, a manufacturer of X-ray microanalyzers and confocal laser scanning microscopes and Nicolet Imaging Systems (NIS) division, a manufacturer of X-ray inspection systems. These increases were offset in part by a decline in revenues due to decreased demand for digital signal measurement systems manufactured by the Company's Gould Instruments Systems Inc. (GIS) and Nicolet Instrument Technologies Inc. (NIT) subsidiaries and an approximate $0.5 million reduction in revenues due to the strengthening in the value of the U.S. dollar relative to the currencies in foreign countries where the Company operates.

         The Company's gross profit margin increased slightly to 50% in the third quarter of 1996, compared with 49% in the third quarter of 1995. Increased gross profit margins at GIS and NIT due to changes in product mix and manufacturing efficiencies were offset in part by the inclusion of lower-margin revenues at the acquired Kevex businesses.

         Selling, general and administrative expenses as a percentage of revenues decreased to 30% in the third quarter of 1996 from 31% in the third quarter of 1995 due principally to lower selling expenses as a percentage of revenues at Kevex X-Ray.

         Research and development expenses as a percentage of revenues were relatively unchanged at 11% in the third quarter of 1996, compared with 10% in the third quarter of 1995.

         Other nonrecurring income, net, represents $0.9 million, of an aggregate settlement of $2.0 million, for costs incurred by GIS in connection with its Acqulab product line, offset in part by a $0.7 million restructuring reserve established in the third quarter of 1996 (Note 3).

         The effective tax rate was 39% in the third quarter of 1996, compared with 40% in the third quarter of 1995. The effective tax rates exceed the statutory federal income tax rate due primarily to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies for certain of the Company's acquisitions.
                                       11PAGE

                            THERMOSPECTRA CORPORATION

    First Nine Months 1996 Compared With First Nine Months 1995

         Revenues were $88.5 million in the first nine months of 1996, compared with $63.2 million in the first nine months of 1995, an increase of 40%. Revenues for the first nine months of 1996 included $11.5 million of additional revenues from the acquisition of the Kevex businesses and $11.4 million of additional revenues from the Company's GIS subsidiary, which was acquired in May 1995. Revenues from the Company's other operations increased approximately 5% in the first nine months of 1996, compared with the first nine months of 1995, due to the inclusion of approximately $1.5 million of revenues related to shipments of airbag inspection systems in the first quarter of 1996 at NIS and an increase in demand for products manufactured by NORAN. Revenues were negatively affected by approximately $1.2 million in the first nine months of 1996 due to the strengthening in the value of the U.S. dollar relative to the Japanese yen and other foreign currencies in countries where the Company operates.

         The gross profit margin was 49% in the first nine months of both 1996 and 1995. Increased gross profit margins at GIS and NIT due to changes in product mix and manufacturing efficiencies were offset by the inclusion of lower-margin revenues from airbag inspection systems shipped in the first quarter of 1996 and the inclusion of lower-margin revenues at the acquired Kevex businesses. The gross profit margin for the combined Kevex businesses was 42%. The Company's goal is to continue to increase the gross profit margin at GIS and the Kevex businesses by improvements in product mix and manufacturing efficiencies.

         Selling, general and administrative expenses as a percentage of revenues decreased to 30% in the first nine months of 1996 from 31% in the first nine months of 1995 due principally to lower selling expenses as a percentage of revenues at Kevex X-Ray.

         Research and development expenses as a percentage of revenues were relatively unchanged at 11% in the first nine months of 1996, compared with 10% in the first nine months of 1995.

         Interest income increased to $740,000 in the first nine months of 1996 from $560,000 in the first nine months of 1995 principally due to interest earned on higher cash balances in 1996. Interest expense, related party, in the first nine months of 1996 represents interest expense associated with a $7.3 million promissory note issued to Thermo Instrument Systems Inc. (Thermo Instrument) in 1994 and interest expense associated with a $15.0 million promissory note issued to Thermo Electron Corporation (Thermo Electron) in August 1996. Interest expense, related party, in the first nine months of 1995 represents interest expense associated with the $7.3 million promissory note issued to Thermo Instrument and a $15.0 million promissory note issued to Thermo Electron in May 1995. The $15.0 million note issued to Thermo Electron in May 1995 was repaid in the third quarter of 1995.

         The effective tax rate was 40% in the first nine months of 1996, compared with 42% in the first nine months of 1995. The effective tax



                                       12PAGE

                            THERMOSPECTRA CORPORATION
    rates exceed the statutory federal income tax rate due primarily to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies for certain of the Company's acquisitions.

    Liquidity and Capital Resources

         Consolidated working capital was $40.3 million at September 28, 1996, compared with $36.0 million at December 30, 1995, an increase of $4.3 million. Included in working capital are cash, cash equivalents, and available-for-sale investments of $17.5 million at September 28, 1996, compared with $20.3 million at December 30, 1995. Cash provided by operating activities increased to $6.1 million in the first nine months of 1996, from $1.2 million in the first nine months of 1995, due principally to higher income and increased accounts receivable collections.

         Pursuant to an agreement executed on August 5, 1996, the Company acquired the Kevex businesses from Thermo Instrument (Note 2) for $21.5 million, subject to a post-closing adjustment to be negotiated with Fisons by Thermo Instrument in connection with the negotiations for the settlement of the final purchase price for all of the businesses of Fisons acquired by Thermo Instrument in March 1996. In connection with the acquisition of the Kevex businesses from Thermo Instrument, the Company borrowed $15.0 million from Thermo Electron pursuant to a promissory note due August 1998 and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

         During the third quarter of 1996, the Company received a $2.0 million settlement in connection with the acquisition of GIS (Note 3). Of the $2.0 million settlement received, $1.1 million was recorded as a reduction in the purchase price of GIS and $0.9 million represented reimbursement of expenses incurred by GIS in connection with its Acqulab product line and was included in the accompanying statement of income.

         The Company expended $2.3 million during the first nine months of 1996 for property, plant and equipment, including $1.3 million to purchase a building previously leased by NIS. The Company has no material commitments for capital expenditures for the remainder of 1996.

         Although the Company expects to generate positive cash flow from its existing operations, the Company anticipates it may require significant amounts of cash to pursue the acquisition of complementary businesses. The Company expects that it would seek to finance any such acquisitions through a combination of internal funds, additional equity financing or convertible debt financing from the capital markets and/or short-term borrowings from Thermo Instrument or Thermo Electron, although there is no agreement with Thermo Instrument or Thermo Electron under which such parties are obligated to lend funds to the Company. The Company believes that its existing resources and cash provided by operations are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

                                       13PAGE

                            THERMOSPECTRA CORPORATION

    PART II - OTHER INFORMATION

    Item 5 - Other Information

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

         Uncertainty of Growth. Certain of the markets in which the Company competes have been flat or declining over the past several years. The Company has identified a number of strategies it believes will allow it to grow its business, including: acquiring complementary businesses; developing new applications for its technologies; and strengthening its presence in selected geographic markets. No assurance can be given that the Company will be able to successfully implement these strategies, or that these strategies will result in growth of the Company's business.

         Potential Increased Competition. The Company predominantly sells its products in the high-performance segment of the markets in which it competes. The products in this segment are generally characterized by superior engineering and performance and compete more on product specifications than on price. The other segments of these markets are dominated by companies with substantially greater financial resources than those of the Company. If these larger companies enter the high-performance segment of the market, no assurance can be given that the Company will be able to successfully compete against them.

         Need to Respond to Technological Change. Many of the Company's products are primarily marketed based on their technology. In order to be successful, the Company believes that it will be important to continually improve the technology underlying its products. No assurance can be given that the Company will be able to do so or that a competitor of the Company will not develop technology or products that will render the Company's competing products non-competitive or obsolete.

         Risks Associated with Acquisition Strategy. The Company's strategy includes the acquisition of underperforming businesses and technologies that complement or augment the Company's existing product lines. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory approvals, including antitrust approvals. There can be no assurance that the Company will be able to integrate any acquired businesses or make such businesses profitable.

         Inability to Raise Future Capital; Possible Dilution. In order to finance the acquisitions that are part of the Company's growth strategy, it may be necessary for the Company to raise additional funds either through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to the Company and, in the case of an equity financing, could result in dilution to the Company's stockholders.

                                       14PAGE

                            THERMOSPECTRA CORPORATION

         Possible Adverse Impact of Significant International Operations.
    The Company expects that international sales will continue to represent a significant portion of its revenues. In fiscal 1995, international sales accounted for over 50% of the Company's total pro forma revenues. These sales carry a number of inherent risks, including risks associated with currency exchange, tariffs and other potential trade barriers, potentially reduced protection for intellectual property, the impact of recessionary environments in economies outside the United States, and generally longer receivable collection patterns.

       Risks Associated with Protection, Defense and Use of Intellectual Property. The Company holds many patents relating to various aspects of its products, and believes that proprietary technical know-how is critical to many of its products. Proprietary rights relating to the Company's products are protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. There can be no assurance that patents will issue from any pending or future patent applications owned by or licensed to the Company or that the claims allowed under any issued patents will be sufficiently broad to protect the Company's technology and, in the absence of patent protection, the Company may be vulnerable to competitors who attempt to copy the Company's products or gain access to its trade secrets and know-how. Proceedings initiated by the Company to protect its proprietary rights could result in substantial costs to the Company. There can be no assurance that competitors of the Company will not initiate litigation to challenge the validity of the Company's patents, or that they will not use their resources to design comparable products that do not infringe the Company's patents. There may also be pending or issued patents held by parties not affiliated with the Company that relate to the Company's products or technologies. The Company may need to acquire licenses to, or contest the validity of, any such patents. There can be no assurance that any license required under any such patent would be made available on acceptable terms or that the Company would prevail in any such contest. The Company could incur substantial costs in defending itself in suits brought against it or in suits in which the Company may assert its patent rights against others. If the outcome of any such litigation is unfavorable to the Company, the Company's business and results of operations could be materially adversely affected. In addition, the Company relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its collaborators, employees, and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.


    Item 6 - Exhibits and Report on Form 8-K

    (a)  Exhibits

         See Exhibit Index on the page immediately preceding exhibits.


                                       15PAGE

                            THERMOSPECTRA CORPORATION

    (b)  Report on Form 8-K

         On August 19, 1996, the Company filed a Current Report on Form 8-K pertaining to its acquisition of substantially all of the assets of NK Instruments Inc., a wholly owned subsidiary of the Company's parent, Thermo Instruments Inc. On October 1, 1996, the Company filed an amendment on Form 8-K/A, the purpose of which was to file the financial information required by Form 8-K concerning this acquisition.































                                       16PAGE

                            THERMOSPECTRA CORPORATION

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of November 1996.

                                               THERMOSPECTRA CORPORATION



                                               Paul F. Kelleher
                                               ---------------------
                                               Paul F. Kelleher
                                               Chief Accounting Officer



                                               John N. Hatsopoulos
                                               ---------------------
                                               John N. Hatsopoulos
                                               Chief Financial Officer





















                                       17PAGE

                            THERMOSPECTRA CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number    Description of Exhibit                                   Page
    -----------------------------------------------------------------------

      10      Stock Holdings Assistance Plan and Form of
              Promissory Note.

      11      Statement re: Computation of earnings per share.

      27      Financial Data Schedule.