Form 10-K
period 1996-12-28
THERMOSPECTRA CORP
filed 1997-03-17
CIK 929807

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   __________________________________________
                                    FORM 10-K
    (mark one)
    [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended December 28, 1996

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

           Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of each exchange
             Title of each class                   on which registered
         ----------------------------            -----------------------
         Common Stock, $.01 par value            American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to
    the filing requirements for at least the past 90 days. Yes [ X ] No [   ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this
    Form 10-K or any amendment to this Form 10-K. [   ]

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 24, 1997, was approximately $46,430,000.

    As of January 24, 1997, the Registrant had 12,448,000 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the year ended December 28, 1996, are incorporated by reference into Parts I and II.

    Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 1997, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1. Business

    (a) General Development of Business

        ThermoSpectra Corporation (the Company or the Registrant) develops, manufactures, and markets precision imaging, inspection, and measurement instrumentation that uses high-speed data acquisition and digital processing technologies. These instruments are generally combined with proprietary operations and analysis software to provide industrial and research customers with integrated systems that address their specific needs. The Company was incorporated in Delaware in August 1994 as an indirect, wholly owned subsidiary of Thermo Instrument Systems Inc. (Thermo Instrument), a publicly traded subsidiary of Thermo Electron Corporation (Thermo Electron).

        The Company has achieved and maintains its competitive position primarily by addressing specific customer needs through the application of advanced technologies in instrument design. The Company has identified a number of strategies to grow its business, including developing new applications for its technology to address related market segments, identifying and acquiring complementary businesses, and strengthening its presence in selected geographic markets.

        On March 12, 1997, the Company acquired Park Scientific Instruments Corporation (PSI), for $16.9 million in cash, including the repayment of $1.3 million in debt, subject to a post-closing adjustment. In addition, the Company assumed outstanding PSI stock options that are exercisable into 183,940 shares of Company common stock at a weighted average exercise price of $3.44 per share, with an aggregate value of approximately $2.1 million as of the date of the merger agreement. PSI is a manufacturer of scanning probe microscopes used in industry and academia to test and measure the topography and other surface properties of materials.

        On March 29, 1996, Thermo Instrument acquired a substantial portion of the businesses comprising the Scientific Instruments Division of Fisons plc (Fisons), a wholly owned subsidiary of Rhone-Poulenc Rorer, Inc. Pursuant to an agreement executed on August 5, 1996, the Company acquired Kevex Instruments and Kevex X-Ray (the Kevex businesses), which were formerly part of Fisons, from Thermo Instrument for $21.5 million in cash. The purchase price is subject to a post-closing adjustment based on a post-closing adjustment to be negotiated with Fisons by Thermo Instrument in connection with the negotiations for the settlement of the final purchase price for all of the businesses of Fisons acquired by Thermo Instrument in March 1996. Kevex Instruments is a manufacturer of X-ray microanalyzers and X-ray fluorescence instruments and Kevex X-Ray is a manufacturer of specialty X-ray sources.

        As of December 28, 1996, Thermo Instrument owned 8,998,936 shares of the common stock of the Company, representing 72% of such stock outstanding. Thermo Instrument develops, manufactures, and markets instruments used to detect and measure air pollution, radioactivity, complex chemical compounds, toxic metals, and other elements in a broad range of liquids and solids, as well as to control and monitor various industrial processes. As of December 28, 1996, Thermo Electron owned

                                        2PAGE

    109,153 shares of the common stock of the Company, representing 0.9% of such stock outstanding. During 1996*, Thermo Electron purchased 108,000 shares in the open market for a total purchase price of $1,591,000. Thermo Electron is a world leader in environmental monitoring and analysis instruments, biomedical products such as heart-assist devices and mammography systems, paper-recycling and papermaking equipment, biomass electric power generation, and other specialized products and technologies. Thermo Electron also provides a range of services related to environmental quality.

    Forward-looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in the Registrant's 1996 Annual Report to Shareholders incorporated herein by reference.

    (b) Financial Information About Industry Segments

        The Company is engaged in one business segment: developing, manufacturing, and marketing precision imaging, inspection, and measurement instrumentation.

    (c) Description of Business

        (i) Principal Products and Services

    Digital Signal Measurement Instruments

        Digital Storage Oscilloscopes. The Company develops, manufactures, and markets digital storage oscilloscopes (DSOs), which measure both transient and repetitive, time-varying electrical, mechanical, or physical phenomena. Key technologies in a DSO include the ability to collect and convert large amounts of data quickly into a usable format for analysis, display, and storage. These functions are accomplished using state-of-the-art, application-specific integrated circuits designed and developed in-house. Examples of applications for high-accuracy DSOs include the recording and analysis of automotive crash-test data to determine the level of safety provided by the material surrounding passengers; the testing of airbags and anti-lock braking systems by automotive design engineers; and the measurement of electrical and electronic parameters in control circuits, telecommunications, radar, and automotive electronics.


    * References to 1996, 1995, and 1994 herein are for the fiscal years ended December 28, 1996, December 30, 1995, and December 31, 1994, respectively.
                                        3PAGE

        The Company manufactures and sells a broad line of high-accuracy and general-purpose DSOs for worldwide distribution. The Company's entry-level product is a two-channel, portable DSO. The mid-level product line is available in numerous configurations of speed, memory, and analysis capability to suit a broad range of applications. In the high-end, high-accuracy segment, the Company offers a variety of configurations of its Pro Series models.

        Digital Oscillographic Recorders. The Company markets a family of portable and benchtop oscillographic recording instruments addressing everything from field service applications to laboratory research and development. These products are primarily used to measure physical parameters such as stress, pressure, displacement, acceleration, voltage, and current. They provide real-time, continuous monitoring for periods ranging from seconds to hours. Oscillographic recorders receive signals from sensors attached directly to the device under test. These physical signals are converted to electrical signals by signal conditioning modules, and are displayed and recorded as continuously varying waveforms. They typically utilize recording paper for both acquisition and analysis of data.

        In the past, oscillographic recorders were entirely analog with the signal from the sensor causing a pen to move back and forth on a moving strip of paper. Analysis was performed by observation and manual measurement of the waveform. New products use digital technology to display, record, and store data. All of the Company's new instruments offer these capabilities along with the ability to transfer this acquired data to a personal computer for analysis using proprietary software optimized for handling large data files. These products are used in a wide variety of applications including medical and pharmaceutical research, automotive engine performance testing, electric power condition monitoring, and machinery testing. Recording systems are often configured for specific applications such as flight telemetry recording and automotive emission testing.

        The market for traditional paper oscillographic recorders has declined during recent years, however, the requirement for instruments capable of recording data digitally, along with the associated benefits of this technology, has steadily increased. This is particularly true for software-based instruments that allow users to customize the data acquisition and analysis to their specific application needs.

        Data Acquisition Systems. The Company has recently developed systems to address the broad-based data acquisition marketplace. Data acquisition systems are increasing in popularity as replacement instruments for traditional measurement solutions such as digital recorders and instrument tape recorders, and are often used in the research, development, and verification of new products.

        The Company sells a line of data hardware and software products. The entry-level product offering is a line of PC acquisition cards. Mid-level products offer features such as continuous recording to disk and signal conditioning for process and medical applications. High-end systems include an instrument designed for continuous recording of physical data, a multichannel transient recorder product to complement the Company's

                                        4PAGE
    high-accuracy DSO line, and an ultraportable, hardened data acquisition system for monitoring data in remote or harsh environments, such as in-vehicle applications. Software offered by the Company ranges from simple control and display programs to more extensive analysis and custom report generation packages.

        The Company markets its digital signal measurement instruments in the United States and Europe through a combination of direct salespeople, distributors, and sales representatives, and in the rest of the world through over 90 distributors and sales representatives. Revenues from digital signal measurement instruments represented 45%, 51%, and 30% of the Company's total revenues in 1996, 1995, and 1994, respectively.

    Imaging and Inspection Systems

        X-ray Microanalyzers. The Company develops, manufactures, and markets X-ray microanalysis instruments that analyze the elemental composition of microscopic samples by detecting, collecting, sorting, and measuring X-rays emitted by a sample excited by an energy source. The technology is based on the principle that the pattern of X-rays emitted by each element, when stimulated to do so, is unique and characteristic of that element; thus, the X-ray microanalyzer can construct a spectral image and elemental concentration map of a precise area (i.e., one micron) on a sample surface.

        X-ray microanalysis is used in materials science and industrial laboratories for failure analysis, advanced materials characterization, and purity control analysis. For example, integrated circuit manufacturers utilize X-ray microanalysis to identify and analyze imperfections and contaminants in semiconductor devices, and aerospace companies use it to examine composite materials to determine strength and stress resistance.

        The Company manufactures X-ray microanalyzers, including energy-dispersive spectrometers (EDS) and wavelength-dispersive spectrometers
    (WDS), that primarily operate as accessories to electron microscopes, providing elemental materials analysis as a supplement to the microscopes' imaging capabilities. The Company's EDS systems collect emitted X-rays of all wavelengths and sort them electronically. The instruments are considered easier to use than WDS and have the advantage of being able to analyze all elements simultaneously. The Company's WDS separate the X-rays emitted by the sample into their component wavelengths by a diffraction crystal, and then detect and measure them quantitatively, usually one element at a time. WDS offers higher resolution than EDS and better detection of light elements, an important advantage for samples with very low concentrations of certain elements.

        The key technology in an X-ray microanalyzer is an X-ray detector that converts the energy of an X-ray into an electrical signal to be processed and quantified by an analyzer. The X-ray detector is comprised of silicon or germanium crystals enclosed behind a protective window. The Company manufactures its own crystals to ensure product quality. In addition, the Company's detectors have a high-quality protective window that provides superior light element sensitivity.

                                        5PAGE

        Industrial customers, universities, and government laboratories represent the majority of the end users of X-ray microanalysis systems. The Company estimates that the U.S., Europe, and Japan represent most of the worldwide market. Historically, the Company has had a strong competitive position in the U.S. and Europe, and has recently strengthened its presence in the Pacific Rim. Over 50% of the Company's sales of X-ray microanalyzers are to electron microscope manufacturers, including Japan Electro Optical Laboratories, Hitachi, Ltd., and Amray, for resale to end users. The Company sells its X-ray microanalyzers in the U.S. through a direct sales force; through a combination of direct salespeople, distributors, and sales representatives in Europe, Japan, and the rest of the Pacific Rim; and through original equipment manufacturer (OEM) relationships with electron microscope manufacturers.

        X-ray Fluorescence Instruments. The Company also manufactures a range of X-ray fluorescence instruments that incorporate an X-ray source into the instrument to excite the sample. Some applications involve bulk sample analysis but the instruments are primarily used for microanalysis in the semiconductor and electronics industries. Applications include the nondestructive measurement of film thickness and composition for the control of manufacturing processes, particularly semiconductor silicon wafer manufacturing.

        The Company's X-ray fluorescence instruments utilize energy dispersive X-ray technology to allow the rapid analysis and identification of materials on a micro scale and on a nondestructive basis. The combination of X-ray source and detector technology allows the Company to offer products with unique capabilities for industrial process analysis. In the area of semiconductor thin film metrology, the Company's X-ray fluorescence instruments are used for the nondestructive analysis of the thickness and composition of metallic films and coatings in semiconductor wafers and devices. This analysis allows the manufacturer greater control of the manufacturing process, which ultimately will improve yields.

        The Company markets its X-ray fluorescence instruments through a combination of direct sales people, distributors, and representatives.

        Specialty X-ray Sources. The Company designs, manufactures, and sells a range of microfocus X-ray tubes, power supplies, and integrated units that include a high voltage power supply, control electronics, and an X-ray tube. The Company's X-ray tubes offer high stability and small focal spots, making them ideal for industrial and medical applications, including quality control and inspection, thickness gauging, chemical analysis, clinical fluoroscopy, and bone densitometry.

        The Company sells its X-ray sources primarily to OEMs through a direct sales force in the United States, a distributor in Japan, and through both direct sales and distributors in the remainder of the world.

        X-ray Inspection Systems. The Company designs, manufactures, and sells real-time, nondestructive, high-resolution X-ray imaging systems for process monitoring and quality control applications within the electronic assembly and light industrial markets.

                                        6PAGE

        Such X-ray systems are used in applications where it is necessary to see through an object and view the internal structure. For example, in the surface mount assembly of printed circuit boards, the solder joints are hidden underneath the components attached to the board and can only be inspected with the use of X-ray. Within the semiconductor market, X-ray systems are used to detect assembly problems associated with the attachment of the silicon die to the package substrate, electrical wire replacements, and identification of porosity in the plastic cover, all of which could lead to failure of the device. Manufacturers are increasingly using X-ray systems where component failure would result in safety or liability issues. Many automotive electronics and airbag components are 100% inspected with X-rays for this reason. The performance benefit of real-time X-ray imaging lies in its ability to produce clear images of the internal structure of hidden or encapsulated objects.

        The Company focuses on the following four segments of the market for nonmedical X-ray systems used in nondestructive testing applications: assembled printed circuit boards; semiconductor fabrication and packaging; multilayer bare board production; and targeted light industrial applications, such as automotive airbag component inspection. The customers for the Company's products are mainly automotive electronic manufacturers, telecommunication companies, contract printed circuit board assemblers, computer manufacturers, and media and data storage companies.

        The Company's product line offers a full range of models covering applications from entry-level, manually-operated systems to full in-line automation. The Company currently offers four manual systems targeted at electronics and light industrial applications. The manual products are qualitative tools that offer high-resolution imaging, which enables an operator to take measurements and manually interpret the image. The Company also offers four fully automated product families targeted specifically to the assembled printed circuit board and automotive airbag markets. These in-line systems are quantitative tools utilizing computer-aided design programming interfaces, automated computer image analysis, and networked defect data reporting to meet the real-time process monitoring needs of the targeted market segments.

        The Company markets its X-ray inspection systems worldwide through a network of 20 domestic and 19 international sales representatives.

        Confocal Laser Scanning Microscopes. The Company develops, manufactures, and markets confocal laser scanning microscopy equipment. Confocal laser scanning microscopy is a relatively new imaging technology that involves a research-grade optical microscope equipped with additional optical elements and a laser light source to enhance depth resolution and create more sharply focused images from thick specimens, as well as sharp contrast surface imaging of opaque materials. Applications range from neurobiology research to analysis of chocolate fat composition for optimal texture.

        The Company's confocal microscopy products offer high quality confocal digital imaging with flexible scanning capabilities, ranging from a few frames per second to super-video speeds of 480 frames per second. Super-video imaging speeds allow users to observe dynamic events

                                        7PAGE
    that occur faster than can be seen by the human eye. In response to customer demand for a system that could meet the needs of multiple users, the Company has introduced a confocal laser scanning microscope that produces both super-video rates and high-resolution images.

        The U.S., Europe, and Japan represent an estimated 30%, 30%, and 35%, respectively, of the worldwide market for confocal microscopes. Life science research represents an estimated 75% of the market for confocal microscopes and the materials science market represents the balance. Within the life science segment of the market, an estimated 60% of units are sold to universities, 15% to government laboratories, and the balance to the pharmaceutical and food processing industries.

        The Company sells its confocal laser scanning microscope directly through three employees in the United States, one in England, and through a network of distributors and sales representatives in the rest of the world.

        Scanning Probe Microscopes. Through its recently acquired PSI subsidiary, the Company designs, manufactures, and sells a family of scanning probe microscopes, including vacuum, ambient air, and liquid cell systems. Scanning probe microscopy is a new imaging tool that offers three-dimensional resolution used for studying the surface properties of materials down to the atomic level. Scanning probe microscope capabilities include measuring physical surface properties such as magnetic fields, surface conductivity, and static charge distribution. Applications range from analyzing roughness to imaging micron-sized protrusions on the surface of a living cell.

        The Company's instruments are used for academic, semiconductor, computer storage, materials science, optics, and life science applications. The Company sells its scanning probe microscopes through a direct sales force, representatives, and distributors throughout the world.

        Revenues from imaging and inspection systems represented 55%, 49%, and 70% of the Company's total revenues in 1996, 1995, and 1994, respectively.

        (ii) and (xi) New Products; Research and Development

        The Company maintains active programs for the development of both hardware and software to create new applications for its instruments that address related market segments and to enhance existing applications. Research and development expenses for the Company were $12,910,000, $9,036,000, and $4,149,000 in 1996, 1995, and 1994, respectively.

        (iii) Raw Materials

        Raw materials, components, and supplies purchased by the Company are either available from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company's business. To date, the Company has experienced no difficulties in obtaining these materials.

                                        8PAGE

        (iv) Patents, Licenses, and Trademarks

        The Company's policy is to protect its intellectual property rights and to apply for patent protection when appropriate. The Company is the owner of a number of patents. Patent protection provides the Company with competitive advantages with respect to certain instruments. The Company believes, however, that technical know-how and trade secrets are more important to its business than patent protection.

        (v) Seasonal Influences

        There are no significant seasonal influences on the Company's sales of its products.

        (vi) Working Capital Requirements

        There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital requirements.

        (vii) Dependency on a Single Customer

        No single customer accounted for more than 10% of the Company's total revenues in any of the past three years.

        (viii) Backlog

        The Company's backlog of firm orders was $24.5 million as of December 28, 1996, and $14.3 million as of December 30, 1995. The Company believes that substantially all of the backlog as of December 28, 1996, will be shipped during 1997. The Company does not believe that the size of its backlog is necessarily indicative of intermediate or long-term trends in its business.

        (ix) Government Contracts

        Not applicable.

        (x) Competition

        The Company competes primarily on the basis of technical advances that result in new products and improved price/performance ratios and reputation among customers as a quality leader for products and services. To a lesser extent, the Company competes on the basis of price. The Company is not aware of any other company that competes with it in all of its product lines. Some of the Company's competitors have resources substantially greater than those of the Company.

    Digital Signal Measurement Instruments

        In the digital signal measurement instrument market, the Company competes on the basis of its software capability, which provides real-time analysis and permits nontechnical personnel to operate its instruments, the quality of its signal conditioning, its range of analysis capabilities, and its ability to offer fully integrated systems.

                                        9PAGE

    To a lesser extent, the Company competes on price. In addition to the Company, the market for digital oscillographic recorders is characterized by competition among a number of competitors, including Astro-Med, Inc. and Yokogawa Corporation. The general purpose DSO market is dominated by Tektronix, Inc. and Hewlett-Packard Co. (HP). Competitors in the high-accuracy line include companies whose participation in this business is secondary to their focus on one or more vertical markets, and several small companies which directly compete with the Company. Competition for data acquisition systems ranges from manufacturers of entire systems, such as HP, to manufacturers of specialty printed circuit boards and software and analysis packages, such as National Instruments Corporation.

    Imaging and Inspection Systems

        The Company competes in both the high- and mid-ends of the X-ray microanalysis market. In the high end of this market, the Company offers superior imaging and user-interface software. By incorporating computer workstations in its systems, the Company believes it offers its customers superior ability to collect, analyze, and display images, and to network into a broader laboratory environment. The Company also offers mid-level products in this market, with instruments that operate on a personal computer platform. The Company competes in the mid end of this market on the basis of quality, performance, and price. The primary competitor in this segment is Link Analytical Limited, a wholly owned subsidiary of Oxford Instruments plc (Oxford).

        The Company's X-ray fluorescence product offerings compete in the high end of this market. The Company believes that its combination of world-leading X-ray source and detector technology gives its products unique capabilities for industrial process analysis. The Company competes on the basis of quality, performance, technology, and price. The primary competitors in this segment are Horiba Ltd., Seiko Instruments Inc. (Seiko), and Jordan Valley Applied Radiation, Ltd.

        The Company competes in the specialty X-ray source market on the basis of quality and price. The Company believes that the compact nature of its portable X-ray products make them suitable for a wider variety of applications than the products of its competitors. Competitors in such markets include True Focus Inc., Oxford, and Hamamatsu Photonics KK.

        In the X-ray inspection market, the Company competes on the basis of superior imaging performance, imaging analysis algorithms, customer applications expertise, overall machine flexibility and quality, and price. In the manual segment of the X-ray inspection market, the Company competes primarily with a few small companies. In the automated segment, its main competitor is Four Pi, a subsidiary of HP. No company occupies an across-the-board dominant position. Competitors also include manufacturers of visible and laser-based inspection systems.

        The Company competes primarily in the digital video imaging segment of the confocal microscopy market. The Company believes that its ability to capture 480 images per second makes its microscopes attractive to customers in the market place. The Company also competes by offering a highly integrated software package to its customers. The Company competes only to a lesser extent on the basis of price. The Company believes it

                                       10PAGE
    holds a minor market share of the overall confocal life sciences market, and a significant share of the smaller digital video imaging segment. Major competitors include Bio-Rad Laboratories, Inc., Carl Zeiss, Inc., and Leica PLC. In the digital video imaging segment, Nikon, Inc. is the Company's primary competitor.

        The Company competes in the scanning probe microscope market on the basis of quality and, to a lesser extent, price. The dominant competitor in this market is Digital Instruments Inc. Other competitors include Seiko and Topometrix Corporation.

        (xii) Environmental Protection Regulations

        The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

        (xiii) Number of Employees

        As of December 28, 1996, the Company employed approximately 790 people.

    (d) Financial Information About Exports by Domestic Operations and About Foreign Operations

        Financial information about exports by domestic operations and about foreign operations is summarized in Note 11 to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.

    (e) Executive Officers of the Registrant

                                      Present Title (Year First Became
    Name                       Age    Executive Officer)
    -----------------------------------------------------------------------
    Theo Melas-Kyriazi         37     President and Chief Executive Officer
                                        (1994)
    Christopher J. Barron      48     Vice President (1994)
    Ronald W. Lindell          45     Vice President (1994)
    John N. Hatsopoulos        62     Vice President and Chief Financial
                                        Officer (1994)
    Paul F. Kelleher           54     Chief Accounting Officer (1994)

        Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. Messrs. Hatsopoulos and Kelleher have held comparable positions for at least five years with Thermo Instrument and Thermo Electron. Mr. Melas-Kyriazi has been President and Chief Executive Officer of the Company since August 1994 and, from 1988 to August 1994, was the Treasurer of Thermo Instrument and Thermo Electron. Mr. Barron has been a Vice President of the Company since August 1994 and President of Nicolet Instrument Technologies, Inc. since August 1993. Mr. Barron held various positions within Nicolet Instrument Corporation (Nicolet) from May 1988 to August 1993. Nicolet is a wholly owned

                                       11PAGE
    subsidiary of Thermo Optek Corporation, a publicly traded, majority-owned subsidiary of Thermo Instrument. Mr. Lindell has been a Vice President of the Company since August 1994 and President of Nicolet Imaging Systems since January 1994. Mr. Lindell was a founder of Imaging Systems International, Inc. and its President from November 1992 to January 1994. From November 1989 to March 1992, he was Senior Vice President and General Manager of the Industrial Products Division of IRT Corporation. Each of the above-named officers is a full-time employee of the Company except for Messrs. Hatsopoulos and Kelleher, who are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.


    Item 2. Properties

        The Company owns approximately 230,000 square feet of office, engineering, laboratory, and manufacturing space in Middleton, Wisconsin; Hainault, England; Valencia, California; and San Diego, California. The Company leases approximately 230,000 square feet of additional office, engineering, laboratory, and manufacturing space under leases expiring from 1997 through 2005, principally in Valley View, Ohio; San Diego, California; Sunnyvale, California; Scotts Valley, California; and in Madison, Wisconsin. The Company believes that its facilities are in good condition and are suitable and adequate for its present operations.


    Item 3. Legal Proceedings

        Not applicable.


    Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.











                                       12PAGE

                                     PART II

    Item 5. Market for Registrant's Common Equity and Related Stockholder
            Matters

        Information concerning the market and market price for the Registrant's Common Stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 6. Selected Financial Data

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 8. Financial Statements and Supplementary Data

        The Registrant's Consolidated Financial Statements as of December 28, 1996, and Supplementary Data are included in the Registrant's 1996 Annual Report to Shareholders and are incorporated herein by reference.


    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.


                                       13PAGE

                                    PART III

    Item 10. Directors and Executive Officers of the Registrant

        The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
    Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 11. Executive Compensation

        The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 13. Certain Relationships and Related Transactions

        The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.



                                       14PAGE

                                     PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a,d)    Financial Statements and Schedules

             (1) The consolidated financial statements set forth in the list below are filed as part of this Report.

             (2) The consolidated financial statement schedules set forth in the list below are filed as part of this Report.

             (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

             List of Financial Statements and Schedules Referenced in this
             Item 14

             Information incorporated by reference from Exhibit 13 filed herewith:

                 Consolidated Statement of Income
                 Consolidated Balance Sheet
                 Consolidated Statement of Cash Flows
                 Consolidated Statement of Shareholders' Investment Notes to Consolidated Financial Statements
                 Report of Independent Public Accountants

             Financial Statement Schedules filed herewith:

                 Schedule II: Valuation and Qualifying Accounts

             All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

    (b)      Reports on Form 8-K

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

    (c)      Exhibits

             See Exhibit Index on the page immediately preceding exhibits.

                                       15PAGE

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

    Date: March 17, 1997             THERMOSPECTRA CORPORATION


                                     By:Theo Melas-Kyriazi
                                     --------------------------------
                                     Theo Melas-Kyriazi
                                     President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 17, 1997.


    Signature                      Title
    ---------                      -----

    By: Theo Melas-Kyriazi         President, Chief Executive Officer,
        --------------------
        Theo Melas-Kyriazi           and Director

    By: John N. Hatsopoulos        Vice President and Chief Financial
        -------------------
        John N. Hatsopoulos          Officer

    By: Paul F. Kelleher           Chief Accounting Officer
        --------------------
        Paul F. Kelleher

    By: Elias P. Gyftopoulos       Director
        --------------------
        Elias P. Gyftopoulos

    By: Earl R. Lewis              Chairman of the Board and Director
        --------------------
        Earl R. Lewis

    By: Arvin H. Smith             Director
        --------------------
        Arvin H. Smith

    By: Michael P. Stansky         Director
        --------------------
        Michael P. Stansky

                                       16PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------


    To the Shareholders and Board of Directors of ThermoSpectra Corporation:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in ThermoSpectra Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 11, 1997 (except with respect to certain matters discussed in Note 13, as to which the date is March 12, 1997). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 15 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                               Arthur Andersen LLP



    Boston, Massachusetts
    February 11, 1997






                                       17PAGE

  SCHEDULE II
                            THERMOSPECTRA CORPORATION

                        Valuation And Qualifying Accounts
                                 (In thousands)


                     Balance  Provision
                          at    Charged             Accounts            Balance
                   Beginning         to    Accounts  Written             at End
  Description        of Year    Expense   Recovered      Off  Other(a)  of Year
  -----------------------------------------------------------------------------
  Year Ended
    December 28, 1996

      Allowance for
        Doubtful
        Accounts      $1,095     $  199      $    1   $ (436)  $  657   $1,516

  Year Ended
    December 30, 1995

      Allowance for
        Doubtful
        Accounts      $1,007     $  192      $    -   $ (559)  $  455   $1,095

  Year Ended
    December 31, 1994

      Allowance for
        Doubtful
        Accounts      $   89     $  375      $   20   $  (17)  $  540   $1,007

  (a) Includes allowance of businesses acquired during the year as described in Note 2 to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Shareholders and the effect of foreign currency translation.


                                       18PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number     Description of Exhibit

      2.1 Asset Purchase Agreement dated as of August 5, 1996, between the Registrant and Thermo Instrument Systems Inc. for the purchase of the Kevex businesses (filed as Exhibit 2 to the Registrant's Quarterly Report on form 10-Q for the quarter ended June 29, 1996 [File No. 1-13876] and incorporated herein by reference).

      2.2 Agreement and Plan of Merger dated as of January 30, 1997, by and among the Registrant, Park Acquisition Corp., and Park Scientific Instruments Corporation. Pursuant to Item 601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Registrant hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request.

      3.1      Certificate of Incorporation of the Registrant (filed as
               Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-93778] and incorporated herein by reference).

      3.2 By-Laws of the Registrant (filed as Exhibit 3.2 to the Registrant's [Reg. No. 33-93778] and incorporated herein by reference).

     10.1 Corporate Services Agreement dated as of August 10, 1994, between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-93778] and incorporated herein by reference).

     10.2 Thermo Electron Corporate Charter, as amended and restated effective January 3, 1993 (filed as Exhibit 10.1 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 2, 1993 [File No. 1-8002] and incorporated herein by reference).

     10.3 Tax Allocation Agreement dated as of August 10, 1994, between the Registrant and Thermo Electron (filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-93778] and incorporated herein by reference).

     10.4 Amended and Restated Master Repurchase Agreement dated as of December 28, 1996, between the Registrant and Thermo Electron.

     10.5 Master Guarantee Reimbursement Agreement dated as of August 10, 1994, between the Registrant and Thermo Electron (filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-93778] and incorporated herein by reference).

                                       19PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number     Description of Exhibit

     10.6 Master Guarantee Reimbursement Agreement dated as of August 10, 1994, between the Registrant and Thermo Instrument (filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-93778] and incorporated herein by reference).

     10.7 ThermoSpectra - Park Scientific Instruments Corporation 1988 Incentive Stock Option Plan.

     10.8 Lease Agreement dated as of November 30, 1995, between Nicolet Instrument Corporation and Nicolet Instrument Technologies, Inc. (filed as Exhibit 10.8 to the Registrant's 1995 Annual Report on Form 10-K [File No. 1-13876] and incorporated herein by reference).

     10.9 Lease Agreement dated as of July 26, 1989, between Gould Instrument Systems, Inc. (successor-in-interest to Gould, Inc.) and Linclay (filed as Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-93778] and incorporated herein by reference).

     10.10 Lease Agreement dated as of October 19, 1994, between RREEF West-VI, Inc. and Thermo Instrument (filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-93778] and incorporated herein by reference).

     10.11 Stock Purchase Agreement dated as of May 10, 1995, among the Registrant, Thermo Instrument, and Japan Energy Corporation (filed as Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-93778] and incorporated herein by reference).

     10.12 $7.3 Million Note due September 2001 issued to Thermo Instrument (filed as Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-93778] and incorporated herein by reference).

     10.13     Equity Incentive Plan of the Registrant (filed as Exhibit
               10.18 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-93778] and incorporated herein by reference).

               In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron and Thermo Instrument for services rendered to the Registrant or such affiliated corporations. Thermo Electron's plans were filed as Exhibits 10.21 through 10.44 to the Annual Report on Form 10-K of Thermo Electron for the fiscal year ended December 30, 1995 [File No. 1-8002] and as Exhibit
               10.19 to the Annual Report on Form 10-K of Trex Medical Corporation for the fiscal year ended September 28, 1996

                                       20PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number     Description of Exhibit

               [File No. 1-11827], and Thermo Instrument's plans were filed as Exhibits 10.18 through 10.27 to the Annual Report on Form 10-K of Thermo Instrument for the fiscal year ended December 28, 1996 [File No. 1-9786], and are incorporated herein by reference.

     10.14 Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-93778] and incorporated herein by reference).

     10.15     Directors' Stock Option Plan of the Registrant (filed as
               Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-93778] and incorporated herein by reference).

     10.16 Form of Indemnification Agreement for Officers and Directors (filed as Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-93778] and incorporated herein by reference).

     10.17     Restated Stock Holdings Assistance Plan and Form of
               Promissory Note.

     10.18 $15,000,000 Promissory Note dated as of August 5, 1996, issued by the Registrant to Thermo Electron (filed as Exhibit
               10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996 [File No. 1-13876] and incorporated herein by reference).

     10.19 $10,000,000 Promissory Note dated as of March 12, 1997, issued by the Registrant to Thermo Electron.

     11        Statement re: Computation of earnings per share.

     13 Annual Report to Shareholders for the year ended December 28, 1996 (only those portions incorporated herein by reference).

     21        Subsidiaries of the Registrant.

     23        Consent of Arthur Andersen LLP.

     27        Financial Data Schedule.