Form 10-K/A
THERMOSPECTRA CORP
filed 1997-04-25
CIK 929807

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                 __________________________________________

                        AMENDMENT NO. 1 ON FORM 10-K/A
                                 TO FORM 10-K

       (mark one)   X      Annual Report Pursuant to Section 13 or
                  -----
                           15(d) of the Securities Exchange Act of 1934

                           Transition Report Pursuant to Section 13 or
                  -----
                           15(d) of the Securities Exchange Act of 1934

                        Commission file number 1-13876

                           THERMOSPECTRA CORPORATION
            (Exact name of Registrant as specified in its charter)

       Delaware                                               04-3242970
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                Identification No.)

       81 Wyman Street
       Waltham, Massachusetts                                 02254-9046
       (Address of principal executive offices)               (Zip Code)

              Registrant's telephone number, including area code:
                                (617) 622-1000

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
            Title of each class                  on which registered
            -------------------                -------------------------

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

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any
       amendment to this Form 10-K. [    ]
       The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 24, 1997, was approximately $46,430,000.
PAGE

       As of January 24, 1997, the Registrant had 12,448,000 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996, are incorporated by reference into Parts I and II.



            Part III, Item 10.       Directors and Executive Officers of
                                     the Registrant.

            Part III, Item 11.       Executive Compensation.

            Part III, Item 12.       Security Ownership of Certain
                                     Beneficial Owners and
                                               Management.

            Part III, Item 13.       Certain Relationships and
                                          Transactions.


            The information required under these items, originally to be incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.

                                  SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed by the undersigned, duly authorized.


                                     THERMOSPECTRA CORPORATION


                                     By: /s/ Sandra L. Lambert
                                         -------------------------------

                                          Sandra L. Lambert
                                          Secretary

                                 ATTACHMENT A
                                   DIRECTORS

            Set forth below are the names of the persons serving as directors, their ages, their offices in the Corporation, if any,
PAGE
       their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent company, Thermo Instrument Systems Inc. ("Thermo Instrument"), a manufacturer of analytical, environmental monitoring and process control instrumentation, and Thermo Instrument's parent company, Thermo Electron Corporation ("Thermo Electron"), a diversified high technology company, is reported under the caption "Stock Ownership."

       Elias P.       Dr. Gyftopoulos, 69, has been a director of the
       Gyftopoulos    Corporation since its inception in August 1994.
                      He is Professor Emeritus of the Massachusetts
                      Institute of Technology, where he was the Ford
                      Professor of Mechanical Engineering and of Nuclear Engineering for more than 20 years prior to his retirement in 1996. Dr. Gyftopoulos is also a director of Thermo Electron, Thermo
                      BioAnalysis Corporation, Thermo Cardiosystems
                      Inc., ThermoLase Corporation, Thermo Remediation
                      Inc., Thermo Voltek Corp. and Trex Medical
                      Corporation.

       Earl R. Lewis  Mr. Lewis, 53, has been a director of the
                      Corporation since its inception in August 1994.
                      He has also been chairman of the board since June 1995 and was vice chairman of the board from August 1994 to June 1995. Mr. Lewis has been president and chief operating officer of Thermo Instrument since March 1997 and January 1996, respectively, was executive vice president of Thermo Instrument from January 1996 to March
                      1997, was a senior vice president of Thermo
                      Instrument from January 1994 to January 1996, and was a vice president of Thermo Instrument from March 1992 to January 1994. He has also been the chief executive officer of Thermo Optek Corporation, a majority owned subsidiary of Thermo Instrument, since its inception in August 1995, and was president of Thermo Optek Corporation from August 1995 to March 1997. Mr. Lewis is also a director of Thermo BioAnalysis Corporation, Thermo Optek Corporation, ThermoQuest Corporation and Trex Medical Corporation.
PAGE

       Theo           Mr. Melas-Kyriazi, 37, has been president, chief
       Melas-Kyriazi  executive officer and a director of the
                      Corporation since its inception in August 1994.
                      Mr. Melas-Kyriazi was treasurer of Thermo
                      Instrument and Thermo Electron from 1988 to
                      August 1994. Mr. Melas-Kyriazi is also a director of Thermo Remediation Inc. and Thermo
                      Voltek Corp.

       Arvin H.       Mr. Smith, 67, has been a director of the
       Smith          Corporation since its inception in August 1994
                      and was chairman of the board from August 1994 to
                      June 1995.  Mr. Smith has been the chairman and
                      chief executive officer of Thermo Instrument
                      since March 1997 and 1986, respectively, and was
                      also president of Thermo Instrument from 1986
                      until March 1997.  Mr. Smith has been an
                      executive vice president of Thermo Electron since
                      1991 and was a senior vice president of Thermo
                      Electron from 1986 to 1991. Mr. Smith is also a
                      director of Thermo BioAnalysis Corporation,
                      Thermo Instrument, Thermo Optek Corporation,
                      Thermo Power Corporation and ThermoQuest
                      Corporation.
       Michael P.     Mr. Stansky, 38, has been a director of the
       Stansky        Corporation since October 1994.  Mr. Stansky has
                      been the director of equity research at Tudor
                      Investment Corp. since February 1994. Prior to joining Tudor Investment Corp., he was a portfolio manager at Wellington Management
                      Company for more than five years.

       Committees of the Board of Directors and Meetings

            The Board of Directors has established an Audit Committee and a Human Resources Committee, each consisting solely of outside directors. The present members of the Audit Committee are Dr. Gyftopoulos and Mr. Stansky (Chairman). The Audit Committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the Human Resources Committee are Dr. Gyftopoulos (Chairman) and Mr. Stansky. The Human Resources Committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of the Board of Directors. The Board of Directors met seven times, the Audit Committee met twice and the Human Resources Committee met five times during fiscal 1996. Each director attended at least 75% of all meetings of the Board of Directors and committees on which he served held during fiscal 1996.


                                        2
PAGE

       Compensation of Directors

       Cash Compensation

            Directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside directors") receive an annual retainer of $2,000 and a fee of $1,000 per day for attending regular meetings of the Board of Directors and $500 per day for participating in meetings of the Board of Directors held by means of conference telephone and for participating in certain meetings of committees of the Board of Directors. Payment of directors' fees is made quarterly. Messrs. Smith, Lewis and Melas-Kyriazi are all employees of Thermo Electron companies and do not receive any cash compensation from the Corporation for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

       Deferred Compensation Plan

            Under the Deferred Compensation Plan for Directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies or retires from his principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the occurrence, without the prior approval of the Board of Directors, of the acquisition, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or the outstanding common stock of Thermo Instrument or 25% or more of the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the Board of Directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock or the common stock of Thermo Instrument or Thermo Electron to constitute a majority of the Board of Directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 25,000 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of March 1, 1997, no deferred units equal to shares of Common Stock were accumulated under the Deferred Compensation Plan.

       Directors Stock Option Plan

            The Corporation's directors stock option plan (the "Directors Plan") provides for the grant of stock options to purchase shares of common stock of the Corporation to outside directors as additional compensation for their service as
                                        3
PAGE
       directors. The Directors Plan provides for the grant of stock options upon a director's initial appointment and, beginning in 1999, awards options to purchase 1,000 shares annually to outside directors. A total of 100,000 shares of Common Stock have been reserved for issuance under the Directors Plan.

            Under the Directors Plan, each new outside director who joined the Board of Directors during 1995 was granted an option to purchase 20,000 shares of Common Stock. The size of awards to new directors appointed to the Board of Directors after 1995 is reduced by 5,000 shares in each subsequent year. Outside directors who join the Board of Directors after 1998 would not receive an option grant upon their appointment or election to the Board of Directors, but would be eligible to participate in the annual option awards described below. Options evidencing initial grants to directors are exercisable six months after the date of grant. The shares acquired upon exercise are subject to restrictions on transfer and the right of the Corporation to repurchase such shares at the exercise price in the event the director ceases to serve as a director of the Corporation or any other Thermo Electron company. The restrictions and repurchase rights lapse or are deemed to have lapsed in equal annual installments of 5,000 shares per year, starting with the first anniversary of the grant date, provided the director has continuously served as a director of the Corporation or any other Thermo Electron company since the grant date. These options expire on the fifth anniversary of the grant date, unless the director dies or otherwise ceases to serve as a director of the Corporation or any other Thermo Electron company prior to that date.

            Outside directors will also receive an annual grant of options to purchase 1,000 shares of Common Stock, commencing with the Annual Meeting of the Stockholders to be held in 1999. The annual grant will be made at the close of business on the date of each Annual Meeting of the Stockholders of the Corporation to each outside director then holding office. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option on the third anniversary of the grant date. Shares acquired upon exercise of the options would be subject to repurchase by the Corporation at the exercise price if the recipient ceased to serve as a director of the Corporation or any other Thermo Electron company prior to the first anniversary of the grant date.

            The exercise price for options granted under the Directors Plan is the average of the closing prices of the common stock as reported on the American Stock Exchange (or other principal market on which the common stock is then traded) for the five trading days preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. As of March 1, 1997, options to purchase 60,000
                                        4
PAGE
       shares of Common Stock were available for future grant under the Directors Plan.

       Stock Ownership Policies for Directors

            During 1996, the Human Resources Committee of the Board of Directors (the "Committee") established a stock holding policy
       for directors.   The stock holding policy requires each director
       to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level by the 1998 Annual Meeting of Stockholders. Directors who are also executive officers of the Corporation are required to comply with a separate stock holding policy established by the Committee in 1996.

            In addition, the Committee adopted a policy requiring directors to hold shares of the Corporation's Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers.

       STOCK OWNERSHIP

            The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Instrument, the Corporation's parent company, and of Thermo Electron, Thermo Instrument's parent company, as of March 1, 1997, with respect to
       (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and (iv) all directors and current executive officers as a group.

            While certain directors and executive officers of the Corporation are also directors and executive officers of Thermo Electron or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock owned by Thermo Electron.








                                            Thermo       Thermo
                              ThermoSpectra Instrument   Electron

        Name (1)              Corporation   Systems Inc. Corporation
                              (2)           (3)          (4)

        Thermo Instrument         8,998,936           N/A          N/A
        Systems Inc. (5)

        Christopher J. Barron        25,000        15,038          148

        Elias P. Gyftopoulos         20,000        47,018       71,070

        Earl R. Lewis                55,000       128,233      124,184

        Ronald W. Lindell            30,100             0            0

        Theo Melas-Kyriazi           68,100        30,679      159,073

        Arvin H. Smith               20,000       431,667      513,038

        Michael P. Stansky           20,000             0            0

        All directors and
        current executive
        officers as a group (9      263,200       752,531    1,539,279




       (1) Except as reflected in the footnotes to this table, shares beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children and all share ownership includes sole voting and investment power.

                                        5
PAGE

       (2) Shares of the Common Stock beneficially owned by Mr. Barron, Dr. Gyftopoulos, Mr. Lewis, Mr. Lindell, Mr. Melas-Kyriazi, Mr. Smith, Mr. Stansky and all directors and executive officers as a group include 25,000, 20,000, 50,000, 30,000, 55,000 20,000,
       20,000 and 245,000 shares, respectively, that such person or group has the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. No director or executive officer beneficially owned more than 1% of the Common Stock outstanding as of March 1, 1997; all directors and executive officers as a group beneficially owned 2.1% of the Common Stock outstanding as of such date.

       (3) Shares of the common stock of Thermo Instrument beneficially owned by Mr. Barron, Dr. Gyftopoulos, Mr. Lewis, Mr. Melas-Kyriazi, Mr. Smith and all directors and executive officers as a group include 14,671, 14,465, 112,500, 29,062, 234,375 and
       485,698 shares, respectively, that such person or group had the right to acquire within 60 days after March 1, 1997, through the exercise of stock options. Shares of the common stock of Thermo Instrument beneficially owned by Mr. Melas-Kyriazi, Mr. Smith and all directors and executive officers as a group include 374, 530 and 1,829 shares, respectively, allocated through March 1, 1997, to their respective accounts maintained pursuant to Thermo Electron's employee stock ownership plan (the "ESOP"), of which the trustees, who have investment power over its assets, are executive officers of Thermo Electron. Shares beneficially owned by Mr. Lewis include 2,390 shares held by Mr. Lewis' spouse. The directors and executive officers of the Corporation did not individually or as a group beneficially own more than 1% of the common stock of Thermo Instrument outstanding as of March 1, 1997.

       (4) The shares of the common stock of Thermo Electron shown in the table reflect a three-for-two split of such stock distributed in June 1996 in the form of a 50% stock dividend. Shares of the common stock of Thermo Electron beneficially owned by Dr. Gyftopoulos, Mr. Lewis, Mr. Melas-Kyriazi, Mr. Smith and all directors and executive officers as a group include 9,375, 121,536, 116,772, 222,411 and 997,353 shares, respectively, that such person or group has the right to acquire within 60 days of March 1, 1997, through the exercise of stock options. Shares of the common stock of Thermo Electron beneficially owned by Mr. Melas-Kyriazi, Mr. Smith and all directors and executive officers as a group include 969, 1,717 and 5,944 full shares, respectively, allocated to accounts maintained pursuant to the ESOP. No director or executive officer beneficially owned more than 1% of the common stock of Thermo Electron outstanding as of March 1, 1997; all directors and executive officers as a group beneficially owned approximately 1.02% of the Thermo Electron common stock outstanding as of such date.

       (5) As of March 1, 1997, Thermo Instrument beneficially owned approximately 72% of the outstanding Common Stock. Thermo
       Instrument's address is 1275 Hammerwood Avenue, Sunnyvale,
                                        6
PAGE

       California 94089. As of March 1, 1997, Thermo Instrument had the power to elect all of the members of the Corporation's Board of Directors. Thermo Instrument is a majority owned subsidiary of Thermo Electron and therefore, Thermo Electron may be deemed a beneficial owner of the shares of Common Stock beneficially owned by Thermo Instrument. Thermo Electron disclaims beneficial ownership of these shares.

       Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Instrument, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during 1996, except in the following instances. Thermo Instrument filed six Forms 4 late, reporting a total of 14 transactions, consisting of 11 exercises of options granted to employees to purchase shares of the Common Stock and the lapse and cancellation of three such options without exercise. Thermo Electron filed six Forms 4 late, reporting a total of 31 transactions, including the 14 transactions described above for Thermo Instrument, an additional 15 open market purchases and an additional two exercises of employee stock options.

       EXECUTIVE COMPENSATION

       NOTE: All share amounts reported below, in all cases, have been adjusted as applicable to reflect a three-for-two stock split with respect to the common stock of Thermo Electron distributed in June 1996 in the form of a 50% stock dividend.


       Summary Compensation Table

            The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and its two other most highly compensated executive officers (the "named executive officers") for the last three fiscal years. No other executive officer of the Corporation met the definition of "highly compensated" within the meaning of the Securities and Exchange Commission's executive compensation disclosure rules.

            The Corporation is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Corporation, in accordance with the Thermo Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Corporation's affairs is provided to the Corporation under the Corporate
                                        7
PAGE

       Services Agreement between the Corporation and Thermo Electron. Accordingly, the compensation for these individuals is not reported in the following table.









                                  Summary Compensation Table


                                                          Long Term
                                                          Compensation
                                                          Securities
                                                          Underlying
                                     Annual               Options
        Name and         Fiscal   Compensation            (No. of Shares  All Other
        Principal        Year     Salary   Bonus  Other   and Company)    Compensation
        Position                                          (1)             (2)


        Theo             1996    $147,000 $85,000 --          3,900(TMO)     $8,281(4)
        Melas-Kyriazi
          President and                                       4,000(TBA)

          Chief Executive                                     2,000(TFG)
        Officer (3)
                                                              2,000(TLT)

                                                             15,000(TOC)

                                                             10,000(TMQ)

                                                              2,000(TSR)

                                                              4,000(TXM)

                         1995    $142,000 $81,400 --          3,750(TMO)     $6,750

                         1994    $142,000   --    --         55,000(THS)     $6,750

                                                             27,000(TMO)

      Christopher J.     1996    $116,883 $25,100             6,000(TOC)         --
      Barron
          Vice President                                      4,000(TMQ)         --

                         1995    $114,975 $23,000 --             --              --

                         1994    $112,500 $20,000 --         25,000(THS)         --



      Ronald W. Lindell  1996    $108,000 $28,400 $17,105     6,000(TOC)         --

          Vice President                                      4,000(TMQ)         --
                         1995    $103,000 $30,000 $42,927         --             --

                         1994    $ 96,000 $30,000 $ --       30,000(THS)         --



       (1) Options granted by the Corporation are designated in the table as "THS." In addition, the named executive officers also have been granted options to purchase common stock of the following Thermo Electron companies from time to time as part of Thermo Electron's stock option program: Thermo Electron (designated in the table as TMO), Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Fibergen Inc. (designated in the table as TFG), ThermoLyte Corporation (designated in the table as TLT), Thermo Optek Corporation (designated in the table as TOC), ThermoQuest Corporation (designated in the table as TMQ), Thermo Sentron Inc. (designated in the table as TSR) and Trex Medical Corporation (designated in the table as TXM).

       (2) Represents the amount of matching contributions made by the individual's employer on behalf of named executive officers participating in the Thermo Electron 401(k) plan.

       (3) Mr. Melas-Kyriazi was appointed president and chief executive officer of the Corporation on August 10, 1994. Prior to that date, he served as treasurer of Thermo Electron and its subsidiaries. Reported in the table under "Salary" is the total salary paid in 1994 to Mr. Melas-Kyriazi for his service as both president and chief executive officer of the Corporation and as treasurer of Thermo Electron. In 1994, the portion of Mr. Melas-Kyriazi's salary paid by the Corporation was $35,500. None of the bonus paid to Mr. Melas-Kyriazi with respect to 1994 performance was attributable to his service as president and chief executive officer of the Corporation. In addition, Mr. Melas-Kyriazi has been granted options to purchase shares of the common stock of Thermo Electron and certain of its subsidiaries other than the Corporation from time to time by Thermo Electron and certain of its subsidiaries. These options are not reported in this table as they were granted as compensation for service to other Thermo Electron companies in capacities other than in his capacity as the president and chief executive officer of the Corporation.

       (4) In addition to the matching contribution referred to in footnote (2), such amount includes $1,531 of compensation attributable to an interest-free loan provided to Mr. Melas-Kyriazi pursuant to the Corporation's stock holding assistance plan. See "Relationship with Affiliates - Stock Holding Assistance Plan."
                                        8
PAGE

       (5) The amount shown for Mr. Lindell represents relocation expenses for which Mr. Lindell was reimbursed by the Corporation.

       Stock Options Granted During Fiscal 1996

            The following table sets forth information concerning individual grants of stock options made during fiscal 1996 to the Corporation's chief executive officer and the other named executive officers. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1996.








                                Option Grants in Fiscal 1996


                                                                        Potential
                                                                        Realizable
                                       Percent of                    Value at Assumed
                                          Total                      Annual Rates of
                                         Options                          Stock
                          Number of    Granted to                         Price
                         Securities               Exercise           Appreciation for
                         Underlying     Employees   Price   Expira-  Option Term (2)
                           Options         in        Per     tion
        Name             Granted (1)   Fiscal Year  Share    Date       5%     10%


        Theo             3,900 (TMO)    0.3%(3) $42.79   05/22/99   $26,286  $55,224
        Melas-Kyriazi

                         4,000 (TBA)    0.5%(3) $10.00   03/13/08   $31,840  $85,520

                         2,000 (TFG)    0.4%(3) $10.00   09/12/08   $15,920  $42,760

                         2,000 (TLT)    0.6%(3) $10.00   03/11/08   $15,920  $42,760

                        15,000 (TOC)    0.5%(3) $12.00   04/11/08  $143,250 $384,900

                        10,000 (TMQ)    0.4%(3) $13.00   02/08/08  $103,500 $278,000

                         2,000 (TSR)    0.4%(3) $14.00   03/11/08   $22,280  $59,880

                         4,000 (TXM)    0.2%(3) $11.00   03/11/08   $35,000 $94,080


        Christopher J.   6,000 (TOC)    0.2%(3) $12.00   04/11/08   $57,300 $153,960
        Barron
                         4,000 (TMQ)    0.1%(3) $13.00   02/08/08   $41,400 $111,200


        Ronald W.        6,000 (TOC)    0.2%(3) $12.00   04/11/08   $57,300 $153,960
        Lindell
                         4,000 (TMQ)    0.1%(3) $13.00   02/08/08   $41,400 $111,200




       (1) The options granted during the fiscal year were immediately exercisable as of fiscal year-end, except options to purchase the common stock of ThermoLyte Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the
       Corporation or another Thermo Electron company.   For companies
       that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as a part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may permit the holder of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

       (2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the applicable corporation, the optionee's
                                        9
PAGE
       continued employment through the option period and the date on which the options are exercised.

       (3) These options were granted under stock option plans maintained by Thermo Electron companies other than the Corporation and accordingly are reported as a percentage of total options granted to employees of that company.

       Stock Options Exercised During Fiscal 1996

            The following table reports certain information regarding stock option exercises during fiscal 1996 and outstanding stock options held at the end of fiscal 1996 by the Corporation's chief executive officer and the other named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1996.







                        Aggregated Option Exercises In Fiscal 1996 And
                               Fiscal 1996 Year-End Option Values


                                                          Number of
                                                         Unexercised
                                                         Options at
                                       Shares               Fiscal
                                      Acquired             Year-End        Value of
                                         on      Value   (Exercisable/     Unexercised
             Name          Company    Exercise Realized  Unexercisable)   In-the-Money
                                                             (1)            Options

        Theo           ThermoSpectra     --       --       55,000/0      $103,125/-
        Melas-Kyriazi
        (2)

                       Thermo            --      --       30,150/0(3)   $990,938/-
                       Electron

                       Thermo            --      --        4,000/0       $12,500/-
                       BioAnalysis

                       Thermo            --      --        2,000/0        $1,500/-
                       Fibergen

                       ThermoLyte        --      --            0/2,000        --/$0(4)

                       Thermo Optek      --      --       15,000/0            $0/-

                       ThermoQuest       --      --       10,000/0            $0/-

                       Thermo Sentron    --      --        2,000/0            $0/-

                       Trex Medical      --      --        4,000/0        $6,500/-

        Christopher J. ThermoSpectra     --      --       25,000/0       $46,875/-
        Barron
                       Thermo            --      --       14,671/0      $292,241/-
                       Instrument

                       Thermo Optek      --      --        6,000/0            $0/-

                       ThermoQuest       --      --        4,000/0            $0/-

        Ronald W.      ThermoSpectra     --      --       30,000/0       $56,250/-
        Lindell
                       Thermo Optek      --      --        6,000/0            $0/-

                       ThermoQuest       --      --        4,000/0            $0/-



       (1) All of the options reported outstanding at the end of the fiscal year were immediately exercisable as of the fiscal year-end, except options to purchase the common stock of ThermoLyte Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Exchange Act and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or any other Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as a part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may permit the holder of such options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

       (2) Mr. Melas-Kyriazi also holds other unexercised options to purchase common stock of Thermo Electron and its subsidiaries other than the Corporation. These options are not reported here as they were granted as compensation for service to other Thermo Electron companies in capacities other than in his capacity as
                                       10
PAGE
       chief executive officer of the Corporation.

       (3) Options to purchase 22,500 shares of the common stock of Thermo Electron granted to Mr. Melas-Kyriazi are subject to the same terms as described in footnote (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to have lapsed ratably over a five-year period, commencing with the fifth anniversary of the grant date.

       (4) No public market existed for the shares underlying these options as of December 28, 1996. Accordingly, no value in excess of the exercise price has been attributed to these options.

       RELATIONSHIP WITH AFFILIATES

            Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, Thermo Electron and certain of its subsidiaries have created several privately and publicly held subsidiaries, including the Corporation, which was created by Thermo Instrument. From time to time, Thermo Electron and its subsidiaries will create other majority-owned subsidiaries as part of its spinout strategy. (The Corporation and such other majority-owned Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries.")

            Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries have adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

            To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by
                                       11
PAGE
       members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and each of the Thermo Subsidiaries.

            The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. However, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

            As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management and financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 1.0% of the Corporation's revenues for these services in
                                       12
PAGE
       calendar 1996. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1996, Thermo Electron assessed the Corporation $1,232,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Corporation. For additional items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on charges attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

            From time to time, the Corporation may transact business with other companies in the Thermo Group. In fiscal 1996, such transactions included the following.

            The Corporation leases certain office and manufacturing space from Nicolet Instrument Corporation ("Nicolet"), a
       wholly-owned subsidiary of Thermo Instrument.   Effective January
       1, 1996, the annual rent expense is $208,000. This lease is effective until December 31, 1998, but may be terminated by the Corporation upon 90 days' prior written notice to Nicolet.

            The Corporation's Nicolet Imaging Systems division has an arrangement with ThermoTrex Corporation ("ThermoTrex"), a publicly traded, majority-owned subsidiary of Thermo Electron, whereby ThermoTrex provides certain research and development services to the Corporation, and the Corporation purchase flat screen x-ray sensitive detectors pursuant to purchase orders. In 1996, the Corporation paid ThermoTrex $97,689 for such products and services. Thermo Electron's Tecomet division manufactures the Corporation's precision X-Y translation table pursuant to purchase orders. In 1996, the Corporation paid Tecomet $169,000 for such services. In addition, the Corporation purchases and sells products and services in the ordinary course of business with other companies affiliated with Thermo Instrument. In 1996, purchases from these companies totaled $820,481 and sales to these companies totaled $240,000.

                                       13
PAGE

            To finance the acquisition of IRT Corporation in September 1994, the Corporation borrowed $7,300,000 from Thermo Instrument pursuant to a promissory note due September 2001. In connection with the 1996 acquisition of Kevex Instruments and Kevex X-ray, the Corporation borrowed $15,000,000 from Thermo Electron pursuant to a promissory note due August 1998. In connection with the acquisition of Park Scientific Instruments Corporation in March 1997, the Corporation borrowed $10,000,000 from Thermo Electron pursuant to a promissory note due March 1999. These notes bear interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter. The interest rate for the notes outstanding in 1996 was 5.77%.

            As of December 28, 1996, $11,858,000 of the Corporation's cash equivalents were invested pursuant to a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, U.S. government agency securities, money market funds, commercial paper and other marketable securities, in the amount of at least 103% of such obligation. The Corporation's funds subject to the repurchase agreement are readily convertible into cash by the Corporation and have a maturity of three months or less. The repurchase agreement earns a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

       Stock Holding Assistance Plan

            During 1996, the Human Resources Committee of the Corporation's Board of Directors (the "Committee") established a stock holding policy for executive officers of the Corporation. The stock holding policy specifies an appropriate level of ownership of the Corporation's Common Stock as a multiple of the officer's compensation. For the chief executive officer, the multiple is one times his base salary and reference bonus for the calendar year. For all other officers, the multiple is one times the officer's base salary. The Committee deemed it appropriate to permit officers to achieve these ownership levels over a three-year period.

            In order to assist officers in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Corporation is authorized to make interest-free loans to officers to enable them to purchase shares of the Common Stock in the open market. The loans are required to be repaid upon the earlier of demand or the fifth anniversary of the date of the loan, unless otherwise authorized by the Committee. During 1996, Mr. Melas-Kyriazi received loans in the aggregate principal amount of $164,830.47 under this plan to purchase 12,525 shares.