Form 10-Q
period 1997-03-29
THERMOSPECTRA CORP
filed 1997-05-06
CIK 929807

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended March 29, 1997.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                   Outstanding at April 25, 1997
         ----------------------------       -----------------------------
         Common Stock, $.01 par value                 12,449,991
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                            THERMOSPECTRA CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                    March 29,   December 28,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $ 12,228       $ 16,580
      Accounts receivable, less allowances of
        $1,495 and $1,516                              32,891         32,327
      Inventories:
        Raw materials and supplies                     12,795         12,047
        Work in process                                 7,809          6,941
        Finished goods                                  9,554          8,054
      Prepaid income taxes                              5,750          5,931
      Other current assets                              1,599          1,722
                                                     --------       --------
                                                       82,626         83,602
                                                     --------       --------

    Property, Plant, and Equipment, at Cost            28,373         27,379
      Less: Accumulated depreciation and
            amortization                                8,034          7,210
                                                     --------       --------
                                                       20,339         20,169
                                                     --------       --------
    Patents, Trademarks, and Other Assets               5,850          5,556
                                                     --------       --------
    Equity Investment in Joint Venture                  2,485          2,382
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 2)                               56,361         40,776
                                                     --------       --------
                                                     $167,661       $152,485
                                                     ========       ========




                                        2PAGE

                            THERMOSPECTRA CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     March 29,  December 28,
    (In thousands except share amounts)                   1997          1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Note payable                                    $  1,520      $    591
      Accounts payable                                  11,973        11,508
      Deferred revenue                                   4,432         3,453
      Accrued payroll and employee benefits              4,421         5,334
      Accrued installation and warranty expenses         3,615         3,396
      Accrued income taxes                               2,698         1,792
      Other accrued expenses                             9,581         9,586
      Due to affiliates                                  2,876         3,259
                                                      --------      --------
                                                        41,116        38,919
                                                      --------      --------
    Deferred Income Taxes and Other Deferred Items       1,591         1,645
                                                      --------      --------

    Long-term Obligations, Due to Thermo Electron
      and Thermo Instrument (Note 2)                    32,300        22,300
                                                      --------      --------

    Shareholders' Investment:
      Common stock, $.01 par value, 25,000,000 shares
        authorized; 12,450,400 and 12,439,950 shares
        issued                                             125           124
      Capital in excess of par value                    79,603        77,416
      Retained earnings                                 13,904        12,345
      Treasury stock at cost, 409 and 305 shares            (6)           (5)
      Cumulative translation adjustment                   (972)         (259)
                                                      --------      --------
                                                        92,654        89,621
                                                      --------      --------
                                                      $167,661      $152,485
                                                      ========      ========


    The accompanying notes are an integral part of these consolidated financial statements.



                                        3PAGE

                            THERMOSPECTRA CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Three Months Ended
                                                    ------------------------
                                                   March 29,       March 30,
    (In thousands except per share amounts)             1997            1996
    ------------------------------------------------------------------------
    Revenues                                         $33,705         $26,927
                                                     -------         -------

    Costs and Operating Expenses:
      Cost of revenues                                18,117          14,139
      Selling, general, and administrative expenses    9,620           7,821
      Research and development expenses                3,232           2,756
                                                     -------         -------
                                                      30,969          24,716
                                                     -------         -------

    Operating Income                                   2,736           2,211

    Interest Income                                      173             273
    Interest Expense                                     (26)              -
    Interest Expense, Related Party                     (353)           (107)
                                                     -------         -------
    Income Before Provision for Income Taxes           2,530           2,377
    Provision for Income Taxes                           971             941
                                                     -------         -------
    Net Income                                       $ 1,559         $ 1,436
                                                     =======         =======
    Earnings per Share                               $   .13         $   .12
                                                     =======         =======
    Weighted Average Shares                           12,447          12,433
                                                     =======         =======


    The accompanying notes are an integral part of these consolidated financial statements.





                                        4PAGE

                            THERMOSPECTRA CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                       Three Months Ended
                                                    ------------------------
                                                    March 29,      March 30,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                     $  1,559       $  1,436
      Adjustments to reconcile net income to
        net cash provided by operating activities:
          Depreciation and amortization                 1,134            995
          Provision for losses on accounts
            receivable                                    194             36
          Other noncash expenses                          266            120
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                       1,195            118
              Inventories                                (509)         1,774
              Other current assets                        159           (202)
              Accounts payable                           (205)           438
              Other current liabilities                (1,641)        (1,838)
          Other                                            16              -
                                                     --------       --------
    Net cash provided by operating activities           2,168          2,877
                                                     --------       --------
    Investing Activities:
      Acquisition, net of cash acquired (Note 2)      (16,681)             -
      Purchases of property, plant, and equipment        (392)        (1,660)
      Proceeds from sale of property, plant, and
        equipment                                          18              -
      Other                                              (283)           (34)
                                                     --------       --------
    Net cash used in investing activities             (17,338)        (1,694)
                                                     --------       --------

    Financing Activities:
      Proceeds from issuance of long-term
        obligation to Thermo Electron
        Corporation (Note 2)                           10,000              -
      Net proceeds from issuance of Company common
        stock                                             107             21
      Increase in short-term borrowings, net              929              -
      Other                                               (10)             -
                                                     --------       --------
    Net cash provided by financing activities          11,026             21
                                                     --------       --------
    Exchange Rate Effect on Cash                         (206)           (36)
                                                     --------       --------
    Increase (Decrease) in Cash and Cash Equivalents   (4,352)         1,168
    Cash and Cash Equivalents at Beginning of Period   16,580         20,306
                                                     --------       --------
    Cash and Cash Equivalents at End of Period       $ 12,228       $ 21,474
                                                     ========       ========
                                        5PAGE

                            THERMOSPECTRA CORPORATION

                                   (Unaudited)


                                                        Three Months Ended
                                                      ----------------------
                                                     March 29,     March 30,
    (In thousands)                                        1997          1996
    ------------------------------------------------------------------------
    Noncash Activities:
      Fair value of assets of acquired companies      $ 22,949      $ 28,727
      Cash paid for acquired companies                 (17,044)            -
      Stock options issued for acquired companies       (2,080)            -
      Due to parent company for acquired
        companies                                            -       (21,527)
                                                      --------      --------
        Liabilities assumed of acquired companies     $  3,825      $  7,200
                                                      ========      ========


    The accompanying notes are an integral part of these consolidated financial statements.








                                        6PAGE

                            THERMOSPECTRA CORPORATION

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by ThermoSpectra Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 29, 1997, the results of operations for the three-month periods ended March 29, 1997, and March 30, 1996, and the cash flows for the three-month periods ended March 29, 1997, and March 30, 1996. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 28, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

    2.  Acquisition

        On March 12, 1997, the Company acquired Park Scientific Instruments Corporation (PSI), a manufacturer of scanning-probe microscopes used in industry and academia to test and measure the topography and other surface properties of materials, for $17.0 million in cash, including the repayment of $1.3 million of bank debt. In addition, the Company assumed outstanding PSI stock options that are exercisable into 183,940 shares of Company common stock at a weighted average exercise price of $3.44 per share, with an aggregate value of $2.1 million as of the date of the merger agreement. The purchase price is subject to a post-closing adjustment based on the acquired net assets of PSI. In connection with the acquisition of PSI, the Company borrowed $10.0 million from Thermo Electron Corporation pursuant to a promissory note due March 1999 and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

        The acquisition has been accounted for using the purchase method of accounting, and the results of operations have been included in the accompanying financial statements from the date of acquisition. The cost of the acquisition exceeded the estimated fair value of the acquired net assets by $16.1 million, which is being amortized over 40 years. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation.


                                        7PAGE

                            THERMOSPECTRA CORPORATION

        Based on unaudited data, the following table presents selected financial information for the Company and PSI on a pro forma basis, assuming the companies had been combined since the beginning of 1996.

                                                               Three
                                                            Months Ended
                                                        --------------------
                                                        March 29,  March 30,
    (In thousands except per share amounts)                  1997       1996
    ------------------------------------------------------------------------
    Revenues                                              $35,392    $30,158
    Net income                                              1,064      1,301
    Earnings per share                                        .09        .10

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of PSI been made at the beginning of 1996.


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

    Overview

        The Company develops, manufactures, and markets precision imaging, inspection, and measurement instruments based on high-speed data acquisition and digital processing technologies. These instruments are generally combined with proprietary operations and analysis software to provide industrial and research customers with integrated systems that address their specific needs. The Company's products include digital signal measurement systems, consisting of digital oscillographic recorders that continuously measure and monitor signals from various sensors, digital storage oscilloscopes (DSOs) that are capable of taking hundreds of millions of measurements per second of repetitive or transient signals, and data acquisition systems that combine the attributes of DSOs and digital oscillographic recorders; X-ray microanalyzers used as accessories to electron microscopes to provide elemental materials analysis as a supplement to the microscope's imaging capabilities; nondestructive X-ray inspection systems for process

                                        8PAGE

                            THERMOSPECTRA CORPORATION
    monitoring and quality control applications; X-ray fluorescence instruments for bulk and selected area sample analysis; specialty X-ray tubes for industrial and medical applications; confocal laser scanning microscopes that use laser light to generate precise optical images primarily for life-science applications; and, with the March 1997 acquisition of Park Scientific Instruments Corporation (PSI), scanning-probe microscopes that test and measure the topography and other surface properties of materials down to the atomic level.

        The Company's growth strategy includes acquiring complementary businesses, developing new applications for its technology to address related market segments, and strengthening its presence in selected geographic markets. Certain acquisitions the Company has made have been businesses with strong technologies and a good reputation and presence in the markets in which they compete, but often relatively poor profitability because of high manufacturing and operating expenses. The Company's goal for these acquisitions is to reduce these expenses and thereby improve the acquired companies' profitability. Businesses the Company may acquire in the future may have these same financial characteristics. Because the Company competes primarily on the basis of its technology, it will also need to continually improve the technology underlying the products of any company it acquires.

        The Company conducts all of its manufacturing operations in the United States, except for the production of certain DSOs that are manufactured in England. The Company sells its products on a worldwide basis. The Company anticipates that a majority of its revenues will be from sales to customers outside the United States. The Company's business activities outside the United States are conducted through sales and service subsidiaries and through third-party representatives and distributors. The results of the Company's international operations are subject to foreign currency fluctuations, and the exchange rate value of the dollar may have a significant impact on both revenues and earnings. The Company may use forward contracts to reduce its exposure to currency fluctuations.

    Results of Operations

    First Quarter 1997 Compared With First Quarter 1996

        Revenues were $33.7 million in the first quarter of 1997, compared with $26.9 million in the first quarter of 1996, an increase of 25%. Revenues increased $7.7 million due to the inclusion of revenues from Kevex Instruments, a manufacturer of X-ray microanalyzers and X-ray fluorescence instruments, and Kevex X-Ray, a manufacturer of specialty X-ray sources, which were acquired effective March 29, 1996, and the inclusion of revenues from PSI, which was acquired in March 1997 (Note
    2). Revenues from existing operations were relatively unchanged in 1997 compared with 1996. Increased revenues due to overall higher demand for inspection systems manufactured by the Company's Nicolet Imaging Systems division were offset by a decline in demand for the Company's digital

                                        9PAGE

                            THERMOSPECTRA CORPORATION
    signal measurement systems. Revenues were adversely affected by approximately $0.7 million due to the strengthening in the value of the U.S. dollar relative to currencies in foreign countries in which the Company operates.

        The gross profit margin decreased to 46% in the first quarter of 1997, compared with 47% in the first quarter of 1996, due to the inclusion of lower-margin revenues at Kevex Instruments and Kevex X-Ray (the Kevex businesses), which had a combined gross margin of 39% in 1997.

        Selling, general, and administrative expenses as a percentage of revenues were unchanged at 29% in the first quarter of 1997 and 1996. Lower selling expenses as a percentage of revenues at the Kevex businesses were offset by slightly higher selling, general, and administrative expenses at the Company's existing operations.

        Research and development expenses as a percentage of revenues were unchanged at 10% in the first quarter of 1997 and 1996.

        Interest income decreased to $173,000 in the first quarter of 1997 from $273,000 in the first quarter of 1996 due to decreased cash balances as a result of cash used to partially fund the acquisitions of the Kevex businesses and PSI. Interest expense, related party in 1997 represents interest expense associated with a $10 million note issued to Thermo Electron Corporation in March 1997, a $15 million promissory note issued to Thermo Electron in August 1996, and a $7.3 million promissory note issued to Thermo Instrument Systems Inc. in 1994. Interest expense, related party in 1996 represents interest expense associated with the $7.3 million promissory note issued to Thermo Instrument.

        The effective tax rate was 38.4% in the first quarter of 1997, compared with 39.6% in the first quarter of 1996. The effective tax rates exceed the statutory federal income tax rate due primarily to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies for certain of the Company's acquisitions.

    Liquidity and Capital Resources

        Consolidated working capital was $41.5 million at March 29, 1997, compared with $44.7 million at December 28, 1996. Included in working capital are cash and cash equivalents of $12.2 million at March 29, 1997, compared with $16.6 million at December 28, 1996. Cash provided by operating activities was $2.2 million in the first three months of 1997. During this period, the Company used $1.8 million of cash to reduce current liabilities and accounts payable. This use of cash was offset in part by $1.2 million of cash provided by a reduction in accounts receivable.

        In March 1997, the Company acquired PSI (Note 2) for $17.0 million in cash, including the repayment of $1.3 million of bank debt, subject to a post-closing adjustment. In addition, the Company assumed outstanding PSI stock options that are exercisable into 183,940 shares of Company common

                                       10PAGE

                            THERMOSPECTRA CORPORATION
    stock at a weighted average exercise price of $3.44 per share, with an aggregate value of approximately $2.1 million as of the date of the merger agreement. In connection with the acquisition of PSI, the Company borrowed $10.0 million from Thermo Electron pursuant to a promissory note due March 1999 and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

        The Company expended $392,000 during the first three months of 1997 for purchases of property, plant, and equipment. The Company plans to expend an additional $2.6 million for capital expenditures during the remainder of 1997.

        Although the Company expects to generate positive cash flow from its existing operations, the Company may require significant amounts of cash to pursue the acquisition of complementary businesses. The Company expects that it will finance any such acquisitions through a combination of internal funds, additional equity financing or convertible debt financing from the capital markets, and/or short-term borrowings from Thermo Instrument or Thermo Electron, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources and cash provided by operations are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.







                                       11PAGE

                            THERMOSPECTRA CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of May 1997.

                                           THERMOSPECTRA CORPORATION



                                           Paul F. Kelleher
                                           ---------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           John N. Hatsopoulos
                                           ---------------------
                                           John N. Hatsopoulos
                                           Vice President and Chief
                                             Financial Officer














                                       12PAGE

                            THERMOSPECTRA CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      27         Financial Data Schedule.