Form 10-Q
period 1997-06-28
THERMOSPECTRA CORP
filed 1997-08-06
CIK 929807

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended June 28, 1997.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                   Outstanding at July 25, 1997
         ----------------------------       ----------------------------
         Common Stock, $.01 par value                 12,484,655
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                            THERMOSPECTRA CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                     June 28,   December 28,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $ 13,554       $ 16,580
      Accounts receivable, less allowances of
        $1,965 and $1,516                              38,700         32,327
      Inventories:
        Raw materials and supplies                     17,400         12,047
        Work in process                                 9,992          6,941
        Finished goods                                 12,194          8,054
      Prepaid income taxes                              6,834          5,931
      Other current assets                              1,990          1,722
                                                     --------       --------
                                                      100,664         83,602
                                                     --------       --------

    Property, Plant, and Equipment, at Cost            34,019         27,379
      Less: Accumulated depreciation and
            amortization                                9,286          7,210
                                                     --------       --------
                                                       24,733         20,169
                                                     --------       --------
    Patents, Trademarks, and Other Assets               6,012          5,556
                                                     --------       --------
    Equity Investment in Joint Venture                  2,452          2,382
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 2)                              114,732         40,776
                                                     --------       --------
                                                     $248,593       $152,485
                                                     ========       ========

                                        2PAGE

                            THERMOSPECTRA CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                      June 28,  December 28,
    (In thousands except share amounts)                   1997          1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Note payable                                    $  1,044      $    591
      Accounts payable                                  13,273        11,508
      Deferred revenue                                   3,926         3,453
      Accrued payroll and employee benefits              4,557         5,334
      Accrued installation and warranty expenses         4,690         3,396
      Accrued income taxes                               1,484         1,792
      Other accrued expenses                            12,486         9,586
      Due to affiliates                                  2,378         3,259
                                                      --------      --------
                                                        43,838        38,919
                                                      --------      --------
    Deferred Income Taxes and Other Deferred Items       1,577         1,645
                                                      --------      --------

    Long-term Obligations, Due to Thermo Electron
      and Thermo Instrument (Note 2)                    77,115        22,300
                                                      --------      --------

    Shareholders' Investment:
      Common stock, $.01 par value, 25,000,000 shares
        authorized; 15,351,572 and 12,439,950 shares
        issued                                             154           124
      Capital in excess of par value                   112,227        77,416
      Retained earnings                                 14,615        12,345
      Treasury stock at cost, 423 and 305 shares            (7)           (5)
      Cumulative translation adjustment                   (926)         (259)
                                                      --------      --------
                                                       126,063        89,621
                                                      --------      --------
                                                      $248,593      $152,485
                                                      ========      ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                            THERMOSPECTRA CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Three Months Ended
                                                     -----------------------
                                                    June 28,        June 29,
    (In thousands except per share amounts)             1997            1996
    ------------------------------------------------------------------------
    Revenues                                         $49,692         $31,281
                                                     -------         -------

    Costs and Operating Expenses:
      Cost of revenues                                27,990          16,201
      Selling, general, and administrative expenses   13,374           9,255
      Research and development expenses                4,352           3,319
      Other nonrecurring expense (Note 3)                800               -
                                                     -------         -------
                                                      46,516          28,775
                                                     -------         -------

    Operating Income                                   3,176           2,506

    Interest Income                                      222             239
    Interest Expense                                     (22)              -
    Interest Expense, Related Party                   (1,170)           (102)
                                                     -------         -------
    Income Before Provision for Income Taxes           2,206           2,643
    Provision for Income Taxes                           869           1,081
                                                     -------         -------
    Net Income                                       $ 1,337         $ 1,562
                                                     =======         =======
    Earnings per Share                               $   .09         $   .13
                                                     =======         =======
    Weighted Average Shares                           15,331          12,436
                                                     =======         =======


    The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                            THERMOSPECTRA CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                         Six Months Ended
                                                     -----------------------
                                                    June 28,        June 29,
    (In thousands except per share amounts)             1997            1996
    ------------------------------------------------------------------------
    Revenues                                         $86,869         $58,208
                                                     -------         -------
    Costs and Operating Expenses:
      Cost of revenues                                48,892          30,340
      Selling, general, and administrative expenses   23,725          17,076
      Research and development expenses                7,784           6,075
      Other nonrecurring expense (Note 3)                800               -
                                                     -------         -------
                                                      81,201          53,491
                                                     -------         -------

    Operating Income                                   5,668           4,717

    Interest Income                                      408             512
    Interest Expense                                     (48)              -
    Interest Expense, Related Party                   (1,663)           (209)
                                                     -------         -------
    Income Before Provision for Income Taxes           4,365           5,020
    Provision for Income Taxes                         1,840           2,022
                                                     -------         -------
    et Income                                        $ 2,525         $ 2,998
                                                     =======         =======
    Earnings per Share                               $   .18         $   .24
                                                     =======         =======
    Weighted Average Shares                           14,173          12,435
                                                     =======         =======


    The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                            THERMOSPECTRA CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                        Six Months Ended
                                                    ------------------------
                                                     June 28,       June 29,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                     $  2,525       $  2,998
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                 3,106          2,158
          Other nonrecurring expense (Note 3)             800              -
          Provision for losses on accounts
            receivable                                    172            146
          Other noncash expenses                          499            293
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                       3,347           (100)
              Inventories                                (919)           964
              Other current assets                        643           (307)
              Accounts payable                         (1,555)           939
              Due to affiliates                        (1,941)        (1,092)
              Other current liabilities                (4,377)        (2,838)
          Other, net                                       27              -
                                                     --------       --------
    Net cash provided by operating activities           2,327          3,161
                                                     --------       --------
    Investing Activities:
      Acquisitions, net of cash acquired (Note 2)     (13,885)          (994)
      Purchases of property, plant, and equipment      (1,133)        (1,940)
      Proceeds from sale of property, plant, and
        equipment                                          22             55
      Purchases of available-for-sale investments           -         (3,000)
      Other, net                                         (651)           (89)
                                                     --------       --------
    Net cash used in investing activities             (15,647)        (5,968)
                                                     --------       --------
    Financing Activities:
      Proceeds from issuance of long-term
        obligation to Thermo Electron Corporation
        (Note 2)                                       10,000              -
      Net proceeds from issuance of Company common
        stock                                             188             51
      Increase in short-term borrowings, net              405              -
                                                     --------       --------
    Net cash provided by financing activities          10,593             51
                                                     --------       --------
    Exchange Rate Effect on Cash                         (299)           (89)
                                                     --------       --------

    Decrease in Cash and Cash Equivalents              (3,026)        (2,845)
    Cash and Cash Equivalents at Beginning of Period   16,580         20,306
                                                     --------       --------
    Cash and Cash Equivalents at End of Period       $ 13,554       $ 17,461
                                                     ========       ========
                                        6PAGE

                            THERMOSPECTRA CORPORATION

                                   (Unaudited)


                                                         Six Months Ended
                                                      ----------------------
                                                      June 28,      June 29,
    (In thousands)                                        1997          1996
    ------------------------------------------------------------------------
    Noncash Activities:
      Fair value of assets of acquired companies      $108,820      $ 30,178
      Cash paid for acquired companies                 (17,044)         (998)
      Stock options issued for acquired company         (2,080)            -
      Stock issued to parent company for acquired
        company                                        (32,571)            -
      Due to parent company for acquired
        companies                                      (44,815)      (21,527)
                                                      --------      --------
        Liabilities assumed of acquired companies     $ 12,310      $  7,653
                                                      ========      ========

    The accompanying notes are an integral part of these consolidated financial statements.

                                        7PAGE

                            THERMOSPECTRA CORPORATION

                  Notes to Consolidated Financial Statements


   1.  General

       The interim consolidated financial statements presented have been prepared by ThermoSpectra Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 28, 1997, the results of operations for the three- and six-month periods ended June 28, 1997, and June 29, 1996, and the cash flows for the six-month periods ended June 28, 1997, and June 29, 1996. Interim results are not necessarily indicative of results for a full year.

       The consolidated balance sheet presented as of December 28, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

   2.  Acquisitions

       In March 1997, Thermo Instrument Systems Inc. (Thermo Instrument), the Company's majority shareholder, acquired approximately 95% of the outstanding shares of Life Sciences International PLC (LSI), a London Stock Exchange-listed company. Subsequently, Thermo Instrument acquired the remaining shares of LSI capital stock. In July 1997, the Company agreed to acquire NESLAB Instruments, Inc. and its related sales and service entity, NESLAB Instruments Europa BV in the Netherlands, (NESLAB), a global supplier of temperature-control products and former LSI subsidiary, from Thermo Instrument for $77.4 million. The purchase price represents the sum of the net tangible book value of the business as of June 28, 1997, plus a percentage of Thermo Instrument's total goodwill associated with its acquisition of LSI, based on the aggregate 1996 revenues of NESLAB relative to LSI's 1996 consolidated revenues. The purchase price is subject to a post-closing adjustment based on final determination of the net tangible book value of the acquired business and a final calculation of Thermo Instrument's total goodwill associated with the acquisition of LSI.

       The purchase price will be paid through the issuance of 2,869,717 shares of Company common stock valued at $32.6 million and the assumption of $44.8 million of debt payable to Thermo Instrument. Issuance of the common stock component of the purchase price will occur immediately after its listing upon the American Stock Exchange, which will require approval by the Company's shareholders. Because Thermo Instrument is the Company's majority shareholder and intends to vote its shares in favor of such listing, the approval is assured.

                                        8PAGE

                            THERMOSPECTRA CORPORATION

       In connection with the acquisition of NESLAB, Thermo Electron Corporation (Thermo Electron) intends to lend the Company $45.0 million pursuant to a promissory note due July 1999 and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter. The Company will use the proceeds from the long-term note to repay Thermo Instrument for the debt assumed in connection with the NESLAB acquisition. Accordingly, the debt to Thermo Instrument has been classified as long-term in the accompanying 1997 balance sheet.

       Because the Company and NESLAB were deemed for accounting purposes to be under control of their common majority owner, Thermo Instrument, the transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, the accompanying financial statements include the results of NESLAB from March 12, 1997, the date the business was acquired by Thermo Instrument, and the shares issuable subject to shareholder vote have been deemed outstanding from that date. The purchase price included $255,000 for the increase in net book value from the date the business was acquired by Thermo Instrument to June 28, 1997. This amount was recorded as a reduction in retained earnings. The cost of this acquisition exceeded the estimated fair value of the net assets by $59.2 million, which is being amortized over 40 years.

       On March 12, 1997, the Company acquired Park Scientific Instruments Corporation (PSI), a manufacturer of scanning-probe microscopes used in industry and academia to test and measure the topography and other surface properties of materials, for $17.0 million in cash, including the repayment of $1.3 million of bank debt. In addition, the Company assumed outstanding PSI stock options that are exercisable into 183,940 shares of Company common stock at a weighted average exercise price of $3.44 per share, with an aggregate value of $2.1 million as of the date of the merger agreement. The purchase price is subject to a post-closing adjustment based on the acquired net assets of PSI. In connection with the acquisition of PSI, the Company borrowed $10.0 million from Thermo Electron pursuant to a promissory note due March 1999 and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter. The acquisition of PSI has been accounted for using the purchase method of accounting, and the results of operations have been included in the accompanying financial statements from the date of acquisition. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $16.1 million, which is being amortized over 40 years.

       Allocation of the purchase price for these acquisitions was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price and related allocation.

                                        9PAGE

                            THERMOSPECTRA CORPORATION

       Based on unaudited data, the following table presents selected financial information for the Company, NESLAB, and PSI on a pro forma basis, assuming the companies had been combined since the beginning of 1996.

                                  Three Months Ended     Six Months Ended
                                  ------------------  -------------------
   (In thousands except                June 29,       June 28,   June 29,
   per share amounts)                      1996           1997       1996
   ----------------------------------------------------------------------
   Revenues                             $51,886        $98,381    $96,648
   Net income                             1,828          1,972      2,997
   Earnings per share                       .12            .13        .20

       The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions of NESLAB and PSI been made at the beginning of 1996.

   3. Other Nonrecurring Expense

      During the second quarter of 1997, the Company's Gould Instrument Systems, Inc. subsidiary incurred an $800,000 charge related to severance costs for 33 employees terminated during the quarter. Other accrued expenses in the accompanying balance sheet includes a remaining reserve of $462,000 associated with these staff reductions.

   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

       Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Securities and Exchange Commission.

   Overview

       The Company develops, manufactures, and markets precision imaging, inspection, temperature control, and test and measurement instruments. These instruments are generally combined with proprietary operations and analysis software to provide industrial and research customers with integrated systems that address their specific needs. The Company's products include digital signal measurement systems consisting of digital oscillographic recorders, digital storage oscilloscopes (DSOs), and data acquisition systems; X-ray microanalyzers; nondestructive X-ray inspection systems; X-ray fluorescence instruments; specialty X-ray

                                       10PAGE

                            THERMOSPECTRA CORPORATION
   tubes; and confocal laser scanning microscopes. In 1997, the Company broadened its product offerings through the acquisition of Park Scientific Instruments Corporation (PSI), a manufacturer of scanning-probe microscopes, in March 1997; NESLAB Instruments, Inc. (NESLAB), a supplier of temperature-control products, effective for accounting purposes in March 1997; and Sierra Research and Technology Inc. (SRT), a manufacturer of systems used for the rework and repair of printed circuit boards, in July 1997.

       The Company's growth strategy includes acquiring complementary businesses, developing new applications for its technology to address related market segments, and strengthening its presence in selected geographic markets. Certain acquisitions the Company has made have been businesses with strong technologies and a good reputation and presence in the markets in which they compete, but relatively poor profitability because of high manufacturing and operating expenses. The Company's goal for these acquisitions is to reduce these expenses and thereby improve the acquired companies' profitability. Businesses the Company may acquire in the future may have these same financial characteristics. Because the Company competes primarily on the basis of its technology, it will also need to continually improve the technology underlying the products of any company it acquires.

       The Company conducts all of its manufacturing operations in the United States, except for the production of certain DSOs that are manufactured in England. The Company sells its products on a worldwide basis. The Company anticipates that a significant portion of its revenues will be from sales to customers outside the United States. The Company's business activities outside the United States are conducted through sales and service subsidiaries and through third-party representatives and distributors. The results of the Company's international operations are subject to foreign currency fluctuations, and the exchange rate value of the dollar may have a significant impact on both revenues and earnings. The Company may use forward contracts to reduce its exposure to currency fluctuations.

   Results of Operations

   Second Quarter 1997 Compared With Second Quarter 1996

       Revenues were $49.7 million in the second quarter of 1997, compared with $31.3 million in the second quarter of 1996, an increase of 59%. Revenues increased $19.9 million due to the inclusion of revenues from NESLAB, which was acquired for accounting purposes effective March 12, 1997, and PSI, which was acquired on March 12, 1997 (Note 2). Revenues from existing operations declined 3% in 1997 compared with 1996. Increased revenues due to overall higher demand for inspection systems manufactured by the Company's Nicolet Imaging Systems division were more than offset by a decline in demand for the Company's digital signal measurement systems. Revenues were adversely affected by approximately $0.6 million due to the strengthening in the value of the U.S. dollar relative to currencies in foreign countries in which the Company operates.

                                       11PAGE

                            THERMOSPECTRA CORPORATION

       The gross profit margin declined to 43.7% in the second quarter of 1997 from 48.2% in the second quarter of 1996, due primarily to the inclusion of lower-margin revenues at NESLAB and, to a lesser extent, lower margins at the Company's existing businesses due to lower revenues. The gross profit margin for NESLAB was 36% for the second quarter of 1997.

       Selling, general, and administrative expenses as a percentage of revenues decreased to 26.9% in the second quarter of 1997 from 29.6% in the second quarter of 1996, due principally to the inclusion of lower selling expenses as a percentage of revenues at NESLAB, offset in part by the inclusion of higher selling, general, and administrative expenses as percentage of revenues at PSI. Overall selling, general, and administrative expense levels at the Company's existing operations were unchanged in 1997 compared with 1996.

       Research and development expenses as a percentage of revenues decreased to 8.8% in the second quarter of 1997 from 10.6% in the second quarter of 1996, due principally to the inclusion of NESLAB, and a higher level of research and development spending at the Company's existing operations during the 1996 period as a result of development efforts for new-product introductions at two of the Company's subsidiaries.

       During the second quarter of 1997, the Company's Gould Instrument Systems, Inc. subsidiary incurred an $800,000 charge related to severance costs for 33 employees terminated during the quarter. Other accrued expenses in the accompanying balance sheet includes a remaining reserve of $462,000 associated with these staff reductions.

       Interest expense, related party increased to $1.2 million in 1997 from $0.1 million in 1996 due to the assumption of $44.8 million of debt in connection with the acquisition of NESLAB, the issuance of a $10 million note to Thermo Electron Corporation (Thermo Electron) in connection with the March 1997 acquisition of PSI, and the issuance of a $15 million promissory note to Thermo Electron in August 1996 in connection with the acquisitions of Kevex Instruments and Kevex X-Ray (the Kevex businesses).

       The effective tax rate was 39.4% in the second quarter of 1997, compared with 40.9% in the second quarter of 1996. The effective tax rates exceed the statutory federal income tax rate due primarily to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies for certain of the Company's acquisitions.

   First Six Months 1997 Compared With First Six Months 1996

       Revenues were $86.9 million in the first six months of 1997, compared with $58.2 million in the first six months of 1996, an increase of 49%. Revenues increased $31.1 million due to the inclusion of revenues from NESLAB and PSI, acquired in 1997, and the inclusion of revenues for the full six-month period from the Kevex businesses, acquired effective March 29, 1996. Revenues from existing operations declined 2% in 1997 compared

                                       12PAGE

                            THERMOSPECTRA CORPORATION
   with 1996, due to the reasons described in the results of operations for the second quarter. Revenues were adversely affected by approximately $1.3 million due to the strengthening in the value of the U.S. dollar relative to currencies in foreign countries in which the Company operates.

       The gross profit margin declined to 43.7% in the first six months of 1997 from 47.9% in the first six months of 1996, due to the reasons discussed in the results of operations for the second quarter.

       Selling, general, and administrative expenses as a percentage of revenues decreased to 27.3% in the first six months of 1997 from 29.3% in the first six months of 1996, due to the reasons discussed in the results of operations for the second quarter.

       Research and development expenses as a percentage of revenues decreased to 9.0% in the first six months of 1997 from 10.4% in the first six months of 1996, due to the reasons discussed in the results of operations for the second quarter.

       Interest income decreased to $408,000 in the first six months of 1997 from $512,000 in the first six months of 1996 due to lower cash balances as a result of cash used to partially fund the acquisitions of the Kevex businesses, which was paid to Thermo Instrument in August 1996, and PSI. Interest expense, related party increased to $1.7 million in 1997 from $0.2 million in 1996 due to the assumption of $44.8 million of debt in connection with the acquisition of NESLAB, the issuance of a $10 million note to Thermo Electron in connection with the March 1997 acquisition of PSI, and the issuance of a $15 million promissory note to Thermo Electron in August 1996 in connection with the acquisition of the Kevex businesses.

       The effective tax rate was 42.2% in 1997, compared with 40.3% in 1996. The effective tax rates exceed the statutory federal income tax rate due primarily to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies for certain of the Company's acquisitions. The increase in the effective tax rate in 1997 was due to a higher nondeductible amortization of cost in excess of net assets of acquired companies as a result of the acquisition of NESLAB.

   Liquidity and Capital Resources

       Consolidated working capital was $56.8 million at June 28, 1997, compared with $44.7 million at December 28, 1996. Included in working capital are cash and cash equivalents of $13.6 million at June 28, 1997, compared with $16.6 million at December 28, 1996.

       Cash provided by operating activities was $2.3 million in the first six months of 1997. Excluding the impact of the acquired net assets of PSI and NESLAB, accounts receivable, accounts payable, and current liabilities decreased, primarily due to higher revenue levels in the fourth quarter of 1996 compared with the second quarter of 1997. Additionally, the Company used cash to reduce intercompany balances at the acquired NESLAB business.

                                       13PAGE

                            THERMOSPECTRA CORPORATION

      The Company used $15.6 million of cash for investing activities during the first six months of 1997. The Company's financing activities provided $10.6 million of cash during the period. In March 1997, the Company acquired PSI for $17.0 million in cash, including the repayment of $1.3 million of bank debt, subject to a post-closing adjustment (Note
   2). In addition, the Company assumed outstanding PSI stock options that are exercisable into 183,940 shares of Company common stock at a weighted average exercise price of $3.44 per share, with an aggregate value of approximately $2.1 million as of the date of the merger agreement. In connection with the acquisition of PSI, the Company borrowed $10.0 million from Thermo Electron pursuant to a promissory note due March 1999 and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

       In July 1997, the Company agreed to purchase NESLAB from Thermo Instrument for $77.4 million, which will be paid through the issuance of 2,869,717 shares of Company common stock valued at $32.6 million and the assumption of $44.8 million of debt payable to Thermo Instrument (Note
   2). In connection with the acquisition of NESLAB, Thermo Electron intends to lend the Company $45.0 million pursuant to a promissory note due July 1999 and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter. The Company will use the proceeds from the note to repay Thermo Instrument for the debt assumed in connection with the NESLAB acquisition.

       In July 1997, the Company acquired SRT for approximately $7.5 million in cash. In connection with the acquisition of SRT, the Company borrowed $5.0 million from Thermo Electron pursuant to a promissory note due July 1999 and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

       The Company expended $1.1 million during the first six months of 1997 for purchases of property, plant, and equipment. The Company plans to expend an additional $1.7 million for capital expenditures during the remainder of 1997.

       Although the Company expects to generate positive cash flow from its existing operations, the Company may require significant amounts of cash to pursue the acquisition of complementary businesses. The Company expects that it will finance any such acquisitions through a combination of internal funds, additional equity financing or convertible debt financing from the capital markets, and/or borrowings from Thermo Instrument or Thermo Electron, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all, except as described above. The Company believes that its existing resources and cash provided by operations are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

                                       14PAGE

                            THERMOSPECTRA CORPORATION

   PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders

       On June 2, 1997, at the Annual Meeting of Stockholders, the Stockholders elected five incumbent directors to a one-year term expiring in 1998. The Directors elected at the meeting were: Mr. Robert E. Finnigan, Dr. Elias P. Gyftopoulos, Mr. Earl R. Lewis, Mr. Theo Melas-Kyriazi, and Mr. Arvin H. Smith. Each director received 11,375,058 shares voted in favor of his election and 4,300 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

   Item 6 - Exhibits

       See Exhibit Index on the page immediately preceding exhibits.

                                       15PAGE

                            THERMOSPECTRA CORPORATION

                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of August 1997.

                                          THERMOSPECTRA CORPORATION



                                          Paul F. Kelleher
                                          ---------------------
                                          Paul F. Kelleher
                                          Chief Accounting Officer



                                          John N. Hatsopoulos
                                          ---------------------
                                          John N. Hatsopoulos
                                          Vice President and Chief
                                            Financial Officer

                                       16PAGE

                            THERMOSPECTRA CORPORATION

                                 EXHIBIT INDEX


   Exhibit
   Number       Description of Exhibit
   ------------------------------------------------------------------------

      2.1 Share purchase agreement dated as of July 30, 1997, among the Company and Thermo Instrument Systems Inc.

     10 $5,000,000 Promissory Note dated as of August 1, 1997, issued by the Company to Thermo Electron Corporation.

     27         Financial Data Schedule.