Form 10-Q
period 1997-09-27
THERMOSPECTRA CORP
filed 1997-11-04
CIK 929807

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended September 27, 1997.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                  Outstanding at September 27, 1997
         ----------------------------      ---------------------------------
         Common Stock, $.01 par value                 15,383,688
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                              THERMOSPECTRA CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                September 27,   December 28,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $ 13,409       $ 16,580
      Accounts receivable, less allowances of
        $2,420 and $1,516                              42,066         32,327
      Inventories:
        Raw materials and supplies                     17,926         12,047
        Work in process                                 8,774          6,941
        Finished goods                                 12,078          8,054
      Prepaid income taxes                              6,905          5,931
      Other current assets                              2,118          1,722
                                                     --------       --------
                                                      103,276         83,602
                                                     --------       --------

    Property, Plant, and Equipment, at Cost            34,753         27,379
      Less: Accumulated depreciation and
            amortization                               10,255          7,210
                                                     --------       --------
                                                       24,498         20,169
                                                     --------       --------
    Patents, Trademarks, and Other Assets               5,636          5,556
                                                     --------       --------
    Equity Investment in Joint Venture                  2,413          2,382
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Companies (Note 2)                              119,616         40,776
                                                     --------       --------
                                                     $255,439       $152,485
                                                     ========       ========

                                        2PAGE

                            THERMOSPECTRA CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                 September 27,  December 28,
    (In thousands except share amounts)                   1997          1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Notes payable and current maturities of
        long-term debt (including $15,000 due to
        Thermo Electron)                              $ 15,293      $    591
      Accounts payable                                  14,757        11,508
      Accrued payroll and employee benefits              5,937         5,334
      Accrued installation and warranty expenses         4,604         3,396
      Deferred revenue                                   4,058         3,453
      Accrued income taxes                               1,997         1,792
      Other accrued expenses (Note 3)                   10,056         9,586
      Due to affiliated companies                        3,598         3,259
                                                      --------      --------
                                                        60,300        38,919
                                                      --------      --------
    Deferred Income Taxes and Other Deferred Items       1,564         1,645
                                                      --------      --------
    Long-term Obligations, Due to Thermo Electron
      and Thermo Instrument (Note 2)                    67,300        22,300
                                                      --------      --------

    Shareholders' Investment:
      Common stock, $.01 par value, 25,000,000 shares
        authorized; 15,384,111 and 12,439,950 shares
        issued (Note 2)                                    154           124
      Capital in excess of par value (Note 2)          112,007        77,416
      Retained earnings (Note 2)                        15,320        12,345
      Treasury stock at cost, 423 and 305 shares            (7)           (5)
      Cumulative translation adjustment                 (1,199)         (259)
                                                      --------      --------
                                                       126,275        89,621
                                                      --------      --------
                                                      $255,439      $152,485
                                                      ========      ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                            THERMOSPECTRA CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                    Three Months Ended
                                               ----------------------------
                                               September 27,  September 28,
    (In thousands except per share amounts)             1997           1996
    -----------------------------------------------------------------------
    Revenues                                         $52,271        $30,329
                                                     -------        -------
    Costs and Operating Expenses:
      Cost of revenues                                32,022         15,237
      Selling, general, and administrative expenses   13,569          9,196
      Research and development expenses                4,346          3,300
      Other nonrecurring income, net                       -           (185)
                                                     -------        -------
                                                      49,937         27,548
                                                     -------        -------

    Operating Income                                   2,334          2,781

    Interest Income                                      116            228
    Interest Expense                                     (10)             -
    Interest Expense, Related Party                   (1,203)          (239)
                                                     -------        -------
    Income Before Provision for Income Taxes           1,237          2,770
    Provision for Income Taxes                           532          1,080
                                                     -------        -------
    Net Income                                       $   705        $ 1,690
                                                     =======        =======
    Earnings per Share                               $   .05        $   .14
                                                     =======        =======
    Weighted Average Shares                           15,367         12,439
                                                     =======        =======


    The accompanying notes are an integral part of these consolidated financial statements.



                                        4PAGE

                            THERMOSPECTRA CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                      Nine Months Ended
                                                ----------------------------
                                                September 27,  September 28,
    (In thousands except per share amounts)              1997           1996
    ------------------------------------------------------------------------
    Revenues                                         $139,140       $ 88,537
                                                     --------       --------
    Costs and Operating Expenses:
      Cost of revenues                                 80,914         45,577
      Selling, general, and administrative expenses    37,294         26,272
      Research and development expenses                12,130          9,375
      Other nonrecurring expense (income), net
        (Note 3)                                          800           (185)
                                                     --------       --------
                                                      131,138         81,039
                                                     --------       --------
    Operating Income                                    8,002          7,498

    Interest Income                                       524            740
    Interest Expense                                      (58)             -
    Interest Expense, Related Party                    (2,866)          (448)
                                                     --------       --------
    Income Before Provision for Income Taxes            5,602          7,790
    Provision for Income Taxes                          2,372          3,102
                                                     --------       --------
    Net Income                                       $  3,230       $  4,688
                                                     ========       ========
    Earnings per Share                               $    .22       $    .38
                                                     ========       ========
    Weighted Average Shares                            14,571         12,436
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.



                                        5PAGE

                            THERMOSPECTRA CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                     Nine Months Ended
                                                ----------------------------
                                                September 27,  September 28,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                     $  3,230       $  4,688
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                 5,006          3,341
          Restructuring expense (Note 3)                  800            683
          Provision for losses on accounts
            receivable                                    703            182
          Other noncash expenses, net                   1,078            550
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                         391          2,012
              Inventories                                 845           (944)
              Other current assets                        578             82
              Accounts payable                           (556)          (138)
              Due to affiliates                          (628)          (822)
              Other current liabilities                (5,479)        (3,507)
                                                     --------       --------
    Net cash provided by operating activities           5,968          6,127
                                                     --------       --------
    Investing Activities:
      Acquisitions, net of cash acquired (Note 2)     (21,104)       (22,521)
      Refund of acquisition purchase price                  -          1,103
      Purchases of property, plant, and equipment      (2,025)        (2,343)
      Purchases of available-for-sale investments           -         (3,000)
      Other, net                                         (691)          (196)
                                                     --------       --------
    Net cash used in investing activities             (23,820)       (26,957)
                                                     --------       --------
    Financing Activities:
      Proceeds from issuance of notes payable
        to Thermo Electron (Note 2)                    60,000         15,000
      Payment to Thermo Instrument for NESLAB
        debt assumed (Note 2)                         (44,907)             -
      Net proceeds from issuance of Company common
        stock                                             353             74
      Decrease in short-term borrowings, net             (353)             -
                                                     --------       --------
    Net cash provided by financing activities          15,093         15,074
                                                     --------       --------
    Exchange Rate Effect on Cash                         (412)           (49)
                                                     --------       --------
    Decrease in Cash and Cash Equivalents              (3,171)        (5,805)
    Cash and Cash Equivalents at Beginning of Period   16,580         20,306
                                                     --------       --------
    Cash and Cash Equivalents at End of Period       $ 13,409       $ 14,501
                                                     ========       ========
                                        6PAGE

                            THERMOSPECTRA CORPORATION

                                   (Unaudited)


                                                     Nine Months Ended
                                              ------------------------------
                                              September 27,    September 28,
    (In thousands)                                     1997             1996
    ------------------------------------------------------------------------
    Noncash Activities (Note 2):
      Fair value of assets of acquired companies   $116,707         $ 30,264
      Cash paid for acquired companies              (24,342)         (22,525)
      Stock options issued for PSI                   (1,693)               -
      Stock issuable to Thermo Instrument for
        NESLAB                                      (32,571)               -
      Debt assumed for NESLAB                       (44,907)               -
                                                   --------         --------
        Liabilities assumed of acquired companies  $ 13,194         $  7,739
                                                   ========         ========


    The accompanying notes are an integral part of these consolidated financial statements.


                                        7PAGE

                            THERMOSPECTRA CORPORATION

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by ThermoSpectra Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 27, 1997, the results of operations for the three- and nine-month periods ended September 27, 1997, and September 28, 1996, and the cash flows for the nine-month periods ended September 27, 1997, and September 28, 1996. Interim results are not necessarily indicative of results for a full year.

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

    2.  Acquisitions

        In March 1997, Thermo Instrument Systems Inc. (Thermo Instrument), the Company's majority shareholder, acquired approximately 95% of the outstanding shares of Life Sciences International PLC (LSI), a London Stock Exchange-listed company. Subsequently, Thermo Instrument acquired the remaining shares of LSI capital stock. In July 1997, the Company agreed to acquire NESLAB Instruments, Inc. and its related sales and service entity, NESLAB Instruments Europa BV in the Netherlands, (collectively, NESLAB), a global supplier of temperature-control products and former LSI subsidiary, from Thermo Instrument for approximately $77.5 million. The purchase price represents the sum of the net tangible book value of the business as of June 28, 1997, plus a percentage of Thermo Instrument's total cost in excess of net assets acquired associated with its acquisition of LSI, based on the aggregate 1996 revenues of NESLAB relative to LSI's 1996 consolidated revenues. The purchase price is subject to a post-closing adjustment based on final determination of the net tangible book value of the acquired business and a final calculation of Thermo Instrument's total cost in excess of net assets acquired associated with the acquisition of LSI.

        The purchase price will be paid through the issuance of 2,869,717 shares of Company common stock valued at $32.6 million and the assumption of $44.9 million of debt payable to Thermo Instrument. Issuance of the common stock component of the purchase price will occur immediately after its listing upon the American Stock Exchange, which will require approval by the Company's shareholders. Because Thermo Instrument is the Company's majority shareholder and intends to vote its shares in favor of such listing, the approval is assured.

                                        8PAGE

                            THERMOSPECTRA CORPORATION

        Because the Company and NESLAB were deemed for accounting purposes to be under control of their common majority owner, Thermo Instrument, the transaction has been accounted for in a manner similar to a pooling of interests. Accordingly, the accompanying financial statements include the results of NESLAB from March 12, 1997, the date the business was acquired by Thermo Instrument, and the shares issuable to Thermo Instrument subject to shareholder vote have been deemed outstanding from that date. The purchase price included $255,000 for the increase in net book value from the date the business was acquired by Thermo Instrument to June 28, 1997. This amount was recorded as a reduction in retained earnings.

        In connection with the acquisition of NESLAB, the Company borrowed $45.0 million from Thermo Electron Corporation (Thermo Electron) pursuant to a promissory note due July 1999 and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter. The Company used the proceeds from the long-term note to repay the debt assumed in connection with the NESLAB acquisition.

        In March 1997, the Company acquired Park Scientific Instruments Corporation (PSI), a manufacturer of scanning-probe microscopes used in industry and academia to test and measure the topography and other surface properties of materials, for $16.7 million in cash, including the repayment of $1.3 million of bank debt. In addition, the Company assumed outstanding PSI stock options that are exercisable into 144,941 shares of Company common stock at a weighted average exercise price of $3.07 per share, with an aggregate value of $1.7 million as of the date of the merger agreement. In connection with the acquisition of PSI, the Company borrowed $10.0 million from Thermo Electron pursuant to a promissory note due March 1999 and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

        In July 1997, the Company acquired Sierra Research and Technology Inc. (SRT), a manufacturer of systems used for the rework and repair of printed circuit boards, for $7.6 million in cash. In connection with the acquisition of SRT, the Company borrowed $5.0 million from Thermo Electron pursuant to a promissory note due July 1999 and bearing interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

        The acquisitions of SRT and PSI have been accounted for using the purchase method of accounting, and their results of operations have been included in the accompanying financial statements from their respective dates of acquisition.

        The cost of NESLAB, PSI, and SRT exceeded the estimated fair value of the acquired net assets by $59.3 million, $15.4 million, and $6.2 million, respectively, which is being amortized over 40 years.

                                        9PAGE

                            THERMOSPECTRA CORPORATION

        Allocation of the purchase price for these acquisitions was based on an estimate of the fair value of the net assets acquired and is subject to adjustment.

        Based on unaudited data, the following table presents selected financial information for the Company, NESLAB, and PSI on a pro forma basis, assuming the companies had been combined since the beginning of 1996. The effect of SRT was not material to the Company's results of operations.

                               Three Months Ended       Nine Months Ended
                               ------------------     ---------------------
    (In thousands except           Sept. 28,          Sept. 27,   Sept. 28,
    per share amounts)                  1996               1997        1996
    -----------------------------------------------------------------------
    Revenues                         $47,236           $150,652    $143,884
    Net income                           831              2,677       3,829
    Earnings per share                   .05                .17         .25

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisitions of NESLAB and PSI been made at the beginning of 1996.

    3.  Other Nonrecurring Expense

        During the second quarter of 1997, the Company's Gould Instrument Systems, Inc. subsidiary incurred an $800,000 charge related to severance costs for 33 employees terminated during the quarter. Other accrued expenses in the accompanying 1997 balance sheet includes a remaining reserve of $373,000 associated with these staff reductions.

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

                                       10PAGE

                            THERMOSPECTRA CORPORATION

    Overview

        The Company develops, manufactures, and markets precision imaging, inspection, temperature control, and test and measurement instruments. These instruments are generally combined with proprietary operations and analysis software to provide industrial and research customers with integrated systems that address their specific needs. The Company's products include digital signal measurement systems consisting of digital oscillographic recorders, digital storage oscilloscopes (DSOs), and data acquisition systems; X-ray microanalyzers; nondestructive X-ray inspection systems; X-ray fluorescence instruments; specialty X-ray tubes; and confocal laser scanning microscopes. The Company broadened its product offerings through the acquisition of Park Scientific Instruments Corporation (PSI), a manufacturer of scanning-probe microscopes, in March 1997; NESLAB Instruments, Inc. (NESLAB), a supplier of temperature-control products, effective for accounting purposes in March 1997; and Sierra Research and Technology Inc. (SRT), a manufacturer of systems used for the rework and repair of printed circuit boards, in July 1997.

        The Company's growth strategy includes acquiring complementary businesses, developing new applications for its technology to address related market segments, and strengthening its presence in selected geographic markets. Certain acquisitions the Company has made have been businesses with strong technologies and a good reputation and presence in the markets in which they compete, but relatively poor profitability because of high manufacturing and operating expenses. The Company's goal for these acquisitions is to reduce these expenses and thereby improve the acquired companies' profitability. Businesses the Company may acquire in the future may have these same financial characteristics. Because the Company competes primarily on the basis of its technology, it will also need to continually improve the technology underlying the products of any business it acquires.

        The Company conducts all of its manufacturing operations in the United States, except for the production of certain DSOs that are manufactured in England. The Company sells its products on a worldwide basis. The Company anticipates that a significant portion of its revenues will be from sales to customers outside the United States. The Company's business activities outside the United States are conducted through sales and service subsidiaries and through third-party representatives and distributors. The results of the Company's international operations are subject to foreign currency fluctuations, and the exchange rate value of the dollar may have a significant impact on both revenues and earnings. The Company may use forward contracts to reduce its exposure to currency fluctuations.
                                       11PAGE

                            THERMOSPECTRA CORPORATION

    Results of Operations

    Third Quarter 1997 Compared With Third Quarter 1996

        Revenues were $52.3 million in the third quarter of 1997, compared with $30.3 million in the third quarter of 1996, an increase of 72%. Revenues increased $20.9 million due to the inclusion of revenues from NESLAB, which was acquired for accounting purposes effective March 1997; PSI, which was acquired in March 1997; and SRT, which was acquired in July 1997 (Note 2). Excluding the impact of acquisitions and foreign currency translation, revenues from existing operations increased 6% in 1997 compared with 1996. Revenues increased an aggregate of $2.5 million due to higher demand for inspection systems manufactured by the Company's Nicolet Imaging Systems division (NIS) and X-ray tubes manufactured by the Company's Kevex X-Ray subsidiary. These increases were partially offset by a $1.3 million decrease in revenues at the Company's NORAN Instrument subsidiary (NORAN) due to a decline in demand for confocal laser-scanning microscopes. Demand for the Company's digital signal measurement systems was relatively unchanged in 1997 compared with 1996. Revenues were adversely affected by approximately $0.6 million due to the strengthening in the value of the U.S. dollar relative to currencies in foreign countries in which the Company operates.

        The gross profit margin declined to 39% in the third quarter of 1997 from 50% in the third quarter of 1996, of which approximately three percentage points of the decline were due to margin deterioration at NIS. The gross profit margin at NIS deteriorated to 16% in 1997 from 41% in 1996, due substantially to a one-time inventory write-off. To a lesser extent, the gross profit margin at NIS deteriorated due to a change in mix from higher-margin manual systems to lower-margin automated systems and pricing pressures resulting from the strengthening of the U.S. dollar compared to the German Deutsche Mark. The decline in the Company's gross profit margin in 1997, compared with 1996, is also attributable to the inclusion of lower-margin revenues from NESLAB, which had a gross profit margin of 35% in the third quarter of 1997; a four percentage-point decline in the gross profit margin at NORAN primarily resulting from lower confocal revenues; and a six percentage-point decline in margin levels at the Company's Gould Instrument Systems Inc. subsidiary (GIS), a manufacturer of digital signal measurement systems, due in part to the strengthening of the U.S. dollar.

        Selling, general, and administrative expenses as a percentage of revenues decreased to 26% in the third quarter of 1997 from 30% in the third quarter of 1996, primarily due to the inclusion of lower selling expenses as a percentage of revenues at NESLAB and, to a lesser extent, lower selling, general, and administrative expenses at GIS as a result of ongoing expense reductions, including a restructuring charge taken in the second quarter of 1997, which reduced employee cost levels at that subsidiary (Note 3). These improvements were offset in part by the inclusion of higher selling, general, and administrative expenses as a percentage of revenues at PSI and a higher provision for losses on accounts receivable in 1997, compared to 1996, principally due to the aging of accounts receivable at two of the Company's subsidiaries.

                                         12PAGE

                            THERMOSPECTRA CORPORATION

        Research and development expenses as a percentage of revenues decreased to 8% in the third quarter of 1997 from 11% in the third quarter of 1996, primarily due to the inclusion of NESLAB, and overall reduced research and development spending levels at the Company's existing operations.

        Interest income decreased to $0.1 million in the third quarter of 1997 from $0.2 million in the third quarter of 1996 due to lower invested cash balances as a result of cash used to partially fund the acquisitions of Kevex Instrument and Kevex X-Ray (the Kevex businesses), which was paid to Thermo Instrument Systems Inc. (Thermo Instrument) in August 1996, and the acquisition of PSI in March 1997. Interest expense, related party, increased to $1.2 million in 1997 from $0.2 million in 1996 due to the assumption of $44.9 million of debt in connection with the acquisition of NESLAB, the issuance of a $5.0 million promissory note to Thermo Electron Corporation (Thermo Electron) in connection with the July 1997 acquisition of SRT, the issuance of a $10.0 million promissory note to Thermo Electron in connection with the March 1997 acquisition of PSI, and the issuance of a $15.0 million promissory note to Thermo Electron in August 1996 in connection with the acquisitions of the Kevex businesses.

        The effective tax rate was 43% in the third quarter of 1997, compared with 39% in the third quarter of 1996. The effective tax rates exceed the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies for certain of the Company's acquisitions. The increase in the effective tax rate in 1997 was due to higher nondeductible amortization of cost in excess of net assets of acquired companies as a percentage of income before provision for income taxes at NESLAB.

    First Nine Months 1997 Compared With First Nine Months 1996

        Revenues were $139.1 million in the first nine months of 1997, compared with $88.5 million in the first nine months of 1996, an increase of 57%. Revenues increased $52.0 million due to the inclusion of revenues from NESLAB, PSI, and SRT, which were acquired in 1997, and the inclusion of revenues for the full nine-month period from the Kevex businesses, which were acquired effective March 29, 1996. Excluding the impact of acquisitions and foreign currency translation, revenues from existing operations were unchanged in 1997 compared with 1996. Increased revenues at NIS due to higher demand for inspection systems were offset by a decline in demand for digital signal measurement systems and a decline in revenues of $2.1 million at NORAN due to weak demand for the Company's confocal laser-scanning microscopes. Revenues were adversely affected by approximately $1.9 million due to the strengthening in the value of the U.S. dollar relative to currencies in foreign countries in which the Company operates.

                                       13PAGE

                            THERMOSPECTRA CORPORATION

        The gross profit margin declined to 42% in the first nine months of 1997 from 49% in the first nine months of 1996. The gross profit margin at NIS declined to 29% in 1997 from 37% in 1996 due to a deterioration in margin levels during the third quarter of 1997 as discussed in the results of operations for that quarter. The decline in the gross profit margin is also attributable to the inclusion of lower-margin revenues from NESLAB; a three percentage-point decline in the gross profit margin at NORAN resulting primarily from lower confocal revenues; and a two percentage-point decline in margin levels at GIS due principally to the strengthening of the U.S. dollar.

        Selling, general, and administrative expenses as a percentage of revenues decreased to 27% in the first nine months of 1997 from 30% in the first nine months of 1996, due to the reasons discussed in the results of operations for the third quarter.

        Research and development expenses as a percentage of revenues decreased to 9% in the first nine months of 1997 from 11% in the first nine months of 1996, due to the reasons discussed in the results of operations for the third quarter.

        Other nonrecurring expense of $0.8 million in the first nine months of 1997 represents a charge incurred by GIS during the second quarter of 1997 related to severance costs for 33 employees terminated during that quarter. Other nonrecurring income, net, in the first nine months of 1996 represents $0.9 million, of an aggregate settlement with the prior owner of GIS of $2.0 million, for costs incurred by GIS in connection with its Acqulab product line, offset in part by a $0.7 million restructuring reserve established in the third quarter of 1996.

        Interest income decreased to $0.5 million in the first nine months of 1997 from $0.7 million in the first nine months of 1996 due to lower invested cash balances as a result of cash used to partially fund the acquisitions of the Kevex businesses and PSI. Interest expense, related party, increased to $2.9 million in 1997 from $0.4 million in 1996 due to the reasons discussed in the results of operations for the third quarter.

        The effective tax rate was 42% in 1997, compared with 40% in 1996. The effective tax rates exceed the statutory federal income tax rate primarily due to the reasons discussed in the results of operations for the third quarter. The increase in the effective tax rate in 1997 was due to the reasons discussed in the results of operations for the third quarter.

    Liquidity and Capital Resources

        Consolidated working capital was $43.0 million at September 27, 1997, compared with $44.7 million at December 28, 1996. Included in working capital are cash and cash equivalents of $13.4 million at September 27, 1997, compared with $16.6 million at December 28, 1996. Cash provided by operating activities was $6.0 million in the first nine months of 1997. Cash of $5.5 million was used to reduce other current liabilities during this period.
                                       14PAGE

                            THERMOSPECTRA CORPORATION

       The Company used $23.8 million of cash for investing activities during the first nine months of 1997. During this period, the Company used $21.1 million of cash for acquisitions, net of cash acquired
    (Note 2). The Company expended $2.0 million during the period for purchases of property, plant, and equipment. The Company plans to expend an additional $1.0 million for capital expenditures during the remainder of 1997.

       The Company's financing activities provided $15.1 million of cash during the first nine months of 1997, primarily to fund acquisitions. In September 1997, the Company borrowed $45.0 million from Thermo Electron pursuant to a promissory note due July 1999. The Company used the proceeds from this note to repay the $44.9 million of debt assumed in connection with the NESLAB acquisition. In connection with the March 1997 acquisition of PSI, the Company borrowed $10.0 million from Thermo Electron pursuant to a promissory note due March 1999. In connection with the July 1997 acquisition of SRT, the Company borrowed $5.0 million from Thermo Electron pursuant to a promissory note due July 1999. These notes bear interest at the 90-day Commercial Paper Composite Rate plus 25 basis points, set at the beginning of each quarter.

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


    PART II - OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

    (b) Reports on Form 8-K

        On August 11, 1997, the Company filed a Current Report on Form 8-K pertaining to its acquisition of NESLAB Instruments, Inc., a wholly owned subsidiary of the Company's parent, Thermo Instrument Systems Inc. On October 14, 1997, the Company filed an amendment on Form 8-K/A, the purpose of which was to file the financial information required by Form 8-K concerning this acquisition.

                                       15PAGE

                            THERMOSPECTRA CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of November 1997.

                                           THERMOSPECTRA CORPORATION



                                           Paul F. Kelleher
                                           -------------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           John N. Hatsopoulos
                                           -------------------------
                                           John N. Hatsopoulos
                                           Vice President and Chief
                                             Financial Officer














                                       16PAGE

                            THERMOSPECTRA CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    --------------------------------------------------------------------------
      10         $45,000,000 Promissory Note dated as of September 12, 1997, issued by the Company to Thermo Electron Corporation.

      27         Financial Data Schedule.