Form 10-K
period 1998-01-03
THERMOSPECTRA CORP
filed 1998-03-20
CIK 929807

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   __________________________________________
                                    FORM 10-K
    (mark one)
    [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended January 3, 1998.

    [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934.
                         Commission file number 1-13876

                            THERMOSPECTRA CORPORATION
             (Exact name of Registrant as specified in its charter)

    Delaware                                                       04-3242970
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification No.)
    245 Winter Street
    Waltham, Massachusetts                                         02254-9046
    (Address of principal executive offices)                       (Zip Code)
       Registrant's telephone number, including area code: (781) 622-1000

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

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 30, 1998, was approximately $24,593,000. As of January 30, 1998, the Registrant had 12,560,000 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the year ended January 3, 1998, are incorporated by reference into Parts I and II.

    Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 1998, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1. Business
            --------

    (a) General Development of Business
        -------------------------------

        ThermoSpectra Corporation (the Company or the Registrant) develops, manufactures, and markets imaging and inspection, temperature-control, and test and measurement instruments. These instruments are generally combined with proprietary operations and analysis software to provide industrial and research customers with integrated systems that address their specific needs. The Company was incorporated in Delaware in August 1994 as an indirect, wholly owned subsidiary of Thermo Instrument Systems Inc., a publicly traded subsidiary of Thermo Electron Corporation.

        The Company has achieved and maintains its competitive position primarily by providing customers with a broad array of technologically advanced instrumentation. The Company's strategy for growth includes the continued development of new applications for its technology to address related market segments, identifying and acquiring complementary businesses, and strengthening its presence in selected geographic markets.

        In March 1997, Thermo Instrument acquired approximately 95% of the outstanding shares of Life Sciences International PLC (LSI), a London Stock Exchange-listed company. Subsequently, Thermo Instrument acquired the remaining shares of LSI capital stock. In July 1997, the Company agreed to acquire NESLAB Instruments, Inc. and its related sales and service entity, NESLAB Instruments Europa BV in the Netherlands, (collectively, NESLAB), a global supplier of temperature-control products and former LSI subsidiary, from Thermo Instrument for $76.2 million. The purchase price represents the sum of the net tangible book value of the business as of June 28, 1997, plus a percentage of Thermo Instrument's total cost in excess of net assets acquired associated with its acquisition of LSI, based on the aggregate 1996 revenues of NESLAB relative to LSI's 1996 consolidated revenues. The purchase price consisted of 2,759,042 shares of Company common stock valued at $31.3 million issuable to Thermo Instrument and the assumption of $44.9 million of debt, which was paid to Thermo Instrument. Issuance of the common stock component of the purchase price will occur immediately after its listing upon the American Stock Exchange, which will require approval by the Company's shareholders. Because Thermo Instrument is the Company's majority shareholder and intends to vote its shares in favor of such listing, the approval is assured.

        In March 1997, the Company acquired Park Scientific Instruments Corporation (PSI), for $16.7 million in cash, including the repayment of $1.3 million in debt. In addition, the Company assumed outstanding PSI stock options that are exercisable into 144,941 shares of Company common stock at a weighted average exercise price of $3.07 per share, with an aggregate value of approximately $1.7 million as of the date of the merger agreement. PSI is a manufacturer of scanning-probe microscopes used in industry and academia to test and measure the topography and other surface properties of materials.
                                        2PAGE

        In July 1997, the Company acquired Sierra Research and Technology Inc. (SRT), a manufacturer of systems used for the rework and repair of printed circuit boards, for $7.6 million in cash.

        As of January 3, 1998, Thermo Instrument owned 11,756,517 shares of the common stock of the Company, representing 77% of such stock outstanding. Thermo Instrument develops, manufactures, markets, and services instruments and software used for the identification and quantification of complex molecular compounds and elements in gases, liquids, and solids. Uses include pharmaceutical drug research and clinical diagnostics, monitoring and measuring environmental pollutants, industrial inspection, and test and control for quality assurance and productivity improvement. In addition, Thermo Instrument develops, manufactures, markets, and services equipment for the measurement, preparation, storage, and automation of sample materials, and photonics and vacuum components for original equipment manufacturers. As of January 3, 1998, Thermo Electron owned 954,253 shares of the common stock of the Company, representing 6% of such stock outstanding. During 1997*, Thermo Electron purchased 845,000 shares in the open market for a total purchase price of $10.8 million. Thermo Electron provides analytical and monitoring instruments; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; paper recycling and papermaking equipment; alternative-energy systems; industrial-process equipment; and other specialized products. Thermo Electron also provides industrial outsourcing, particularly in environmental-liability management, laboratory analysis, and metallurgical services, and conducts advanced-technology research and development.

    Forward-looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1997 Annual Report to Shareholders, which statements are incorporated herein by reference.

    (b) Financial Information About Industry Segments
        ---------------------------------------------

        The Company is engaged in one business segment: developing, manufacturing, and marketing imaging and inspection, temperature-control, and test and measurement instruments.


    * References to 1997, 1996, and 1995 herein are for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995, respectively.
                                        3PAGE

    (c) Description of Business
        -----------------------

        (i) Principal Products and Services
            -------------------------------

        The Company manufactures and markets a variety of advanced instrumentation that employs a broad range of technologies.

    Imaging and Inspection Systems

        The Company's Kevex Instruments and NORAN Instruments subsidiaries manufacture X-ray analytical instruments enhanced by real-time digital imaging technology for the electronics, aerospace, and automotive industries, among others. The product lines include several X-ray microanalysis instruments that analyze the chemical composition of microscopic samples by detecting, collecting, sorting, and measuring X-rays emitted by a sample that has been excited by an energy source. The Company also manufactures a range of X-ray fluorescence instruments that incorporate an X-ray source into the instrument to excite the sample.

        Industrial customers, universities, and government laboratories represent the majority of the end users of X-ray microanalysis systems. Over 50% of the Company's sales of X-ray microanalyzers are to electron microscope manufacturers, including Japan Electro Optical Laboratories, Hitachi, Ltd., and Amray, for resale to end users. The Company sells its X-ray microanalyzers and X-ray fluorescence instruments in the U.S. through a direct sales force; through a combination of direct salespeople, distributors, and sales representatives in Europe, Japan, and the rest of the Pacific Rim; and through original equipment manufacturer (OEM) relationships with electron microscope manufacturers.

        The Company's Kevex X-Ray subsidiary is a manufacturer of specialized X-ray sources used by industrial users for imaging, inspection, analytical, and thickness-gauging applications. Kevex X-Ray also supplies X-ray sources for advanced medical diagnostic imaging equipment. The Company sells its X-ray sources primarily to OEMs through a direct sales force in the United States, a distributor in Japan, and through both a direct sales force and distributors in the remainder of the world.

        The Company's Nicolet Imaging Systems (NIS) division manufactures real-time, nondestructive X-ray imaging systems for quality-control inspection. NIS' products are used to inspect high-reliability, high-liability products, two examples of which are components for the telecommunications industry and those used in airbag assembly in the automobile industry. The Company's line of X-ray inspection products are among the most complete on the market, ranging from manual, industrial inspection systems to fully automated, conveyorized circuit board analysis systems for high-volume electronics manufacturing. The Company markets its X-ray inspection systems worldwide through a network of domestic and international sales representatives.

        Through the Company's recently acquired SRT subsidiary, the Company manufactures systems for the rework and repair of printed circuit boards that have failed quality-control inspection. The product line includes systems that remove defective components from the board, clean away
                                        4PAGE
    excess solder, redispense solder to the board, and replace components. This is facilitated by proprietary software that allows for increased automation and ease of use when incorporated into the system. The Company sells its circuit board-repair systems through a combination of distributors and sales representatives.

        Through its PSI subsidiary, the Company designs, manufactures, and sells a family of scanning probe microscopes, including vacuum, ambient air, and liquid cell systems. Scanning probe microscopy is a new imaging tool that offers three-dimensional resolution used for studying the surface properties of materials down to the atomic level. Scanning probe microscopes can measure such physical surface properties as magnetic fields, surface conductivity, and static-charge distribution. PSI's instruments are used for academic, semiconductor, computer storage, materials science, optics, and life science applications. The Company sells its scanning probe microscopes through a direct sales force, representatives, and distributors throughout the world.

        The Company's NORAN subsidiary manufactures confocal laser scanning microscopes that create an image of a sample by rapidly scanning it with a laser light source. Confocal microscopes provide greatly enhanced depth resolution over conventional optical microscopes. The Company sells its confocal laser scanning microscope through a direct sales force and through distributors and sales representatives.

        Revenues from imaging and inspection systems represented 46%, 55%, and 49% of the Company's total revenues in 1997, 1996, and 1995, respectively.

    Temperature-control Systems

        Through its NESLAB subsidiary, the Company manufactures and markets precision temperature-control systems for analytical, laboratory, industrial, R&D, laser, and semiconductor applications. The laboratory product line includes constant-temperature bath/circulators and immersion coolers typically used for cell culture, incubations, refractometer cooling, and general research and development. The industrial product line features self-contained cooling systems that pump chilled water through water-cooled equipment such as lasers; analytical instrumentation such as X-ray diffraction; and, in the semiconductor industry, etchers and ion implanters.

        The Company sells its temperature-control systems through a direct sales force in the U.S. and Europe, and through a network of distributors and sales representatives in the rest of the world. Revenues from temperature-control systems represented 28% of the Company's total revenues in 1997.

    Test and Measurement Instruments

        The Company's Nicolet Instrument Technologies and Gould Instrument Systems subsidiaries manufacture data-acquisition systems, digital oscilloscopes, and recording systems addressing a broad range of applications, primarily research-oriented. Markets served include
                                        5PAGE
    automotive, power, medical research, telecommunications, and TV and video. The product family enables the analysis and display of most common signal types such as voltage, pressure, current, strain, acceleration, and temperature.

        The Company markets its test and measurement instruments in the United States and Europe through a combination of direct salespeople, distributors, and sales representatives, and in the rest of the world through over 90 distributors and sales representatives. Revenues from test and measurement instruments represented 26%, 45%, and 51% of the Company's total revenues in 1997, 1996, and 1995, respectively.

        (ii) and (xi) New Products; Research and Development

        The Company maintains active programs for the development of both hardware and software to create new applications for its instruments that address related market segments and to enhance existing applications. Research and development expenses for the Company were $17.3 million, $12.9 million, and $9.0 million in 1997, 1996, and 1995, respectively.

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

        (vi) Working Capital Requirements

        There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

        (vii) Dependency on a Single Customer

        No single customer accounted for more than 10% of the Company's total revenues in any of the past three years.
                                        6PAGE

        (viii) Backlog
               -------

        The Company's backlog of firm orders was $40.4 million as of January 3, 1998, and $24.5 million as of December 28, 1996. The Company believes that substantially all of the backlog as of January 3, 1998, will be shipped during 1998. Certain of such firm orders are cancellable by the customer upon payment of a cancellation charge. The Company does not believe that the size of its backlog is necessarily indicative of intermediate or long-term trends in its business.

        (ix) Government Contracts
             --------------------

        Not applicable.

        (x) Competition
            -----------

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

    Imaging and Inspection Systems

        The Company competes in both the high- and mid-end of the X-ray microanalysis market. In the high end of this market, the Company offers superior imaging and user-interface software. By incorporating computer workstations in some of its systems, the Company believes it offers its customers superior ability to collect, analyze, and display images, and to network into a broader laboratory environment. The Company also offers mid-level products in this market, with instruments that operate on a personal-computer platform. The Company competes in the mid-end of this market on the basis of quality, performance, and price. The primary competitors in this segment are Link Analytical Limited, a wholly owned subsidiary of Oxford Instruments plc and EDAX.

        The Company's X-ray fluorescence product offerings compete in the high end of this market. The Company believes that its strong X-ray source and detector technology gives its products unique capabilities for industrial process analysis. The Company competes on the basis of quality, performance, technology, and price. The primary competitors in this segment are Horiba Ltd., Seiko Instruments Inc., and Jordan Valley Applied Radiation, Ltd.

        The Company competes in the specialty X-ray source market on the basis of quality and price. Competitors in such markets include Hamamatsu Photonics KK, True Focus Inc., and Oxford.

        In the X-ray inspection market, the Company competes on the basis of superior imaging performance, imaging analysis algorithms, customer-applications expertise, overall machine flexibility and quality, and price. In the manual segment of the X-ray inspection market, the Company
                                        7PAGE
    competes primarily with a few small companies. In the automated segment, its main competitor is Four Pi, a subsidiary of Hewlett-Packard. No company occupies an across-the-board dominant position. Competitors also include manufacturers of visible and laser-based inspection systems.

        SRT competes primarily on the basis of technological innovation, performance, and price. SRT's main competitors are Fine Tech, AirVac, Conceptronics, OK Industries, APE, Manncorp, Pace, Mannix, and SEC.

        The Company competes primarily in the high-speed imaging segment of the confocal microscopy market. The Company competes by offering a higher-speed imaging capability than its competitors. The Company also competes by offering a highly integrated software package to its customers. The Company competes only to a lesser extent on the basis of price. The Company believes it holds the largest share of the high-speed imaging market, however, it is a minor competitor in the overall confocal life sciences market. Major competitors include Bio-Rad Laboratories, Inc., Carl Zeiss, Inc., Leica PLC, and Nikon, Inc.

        The Company competes in the scanning probe microscope market on the basis of quality, performance, and price. The dominant competitor in this market is Digital Instruments Inc. Other competitors include Seiko and Topometrix Corporation.

    Temperature-control Systems

        NESLAB competes primarily on the basis of performance, price, and customer service. The Company's main competitors are Lauder and Julabo.

    Test and Measurement Instruments

        In the broad-based test and measurement market, the Company competes with products offering a wide range of measurement capabilities and price points. The Company competes on the basis of quality of the measurement and analysis capability of its products. The Company's combined product lines are among the most complete in the industry, mostly differentiating themselves on the quality of measurement and analysis capabilities. To a much lesser degree, the Company competes on price. The Company believes it is well-positioned to capitalize on the market transition from monolithic, single-purpose tools based on proprietary architectures to multi-purpose Windows(R)-based acquisition and analysis systems.

        A common competitor for the Company across all test and measurement product lines is Yokogawa Corporation. The Company also competes with Hewlett Packard and Tektronix in the general-purpose digital storage oscilloscope marketplace. In the oscillographic recorder marketplace, the primary competition comes from Astro-Med and Graphtec Corporation of Japan. In the data acquisition marketplace, the Company competes in a variety of applications and markets against a range of competitors. Primary competition at the low end of the marketplace comes from companies such as National Instruments and IOTech and in the high-performance segments competition comes from companies such as Hewlett-Packard, as well as many smaller regional suppliers.
                                        8PAGE

        (xii) Environmental Protection Regulations

        The Company believes that its compliance with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

        (xiii) Number of Employees

        As of January 3, 1998, the Company employed approximately 1,400 people.

    (d) Financial Information About Exports by Domestic Operations and About Foreign Operations

        Financial information about exports by domestic operations and about foreign operations is summarized in Note 12 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    (e) Executive Officers of the Registrant

                                      Present Title (Year First Became
        Name                    Age   Executive Officer)
        -------------------------------------------------------------------
        Barry S. Howe            41   President and Chief Executive Officer
                                        (1998)
        John N. Hatsopoulos      63   Chief Financial Officer and
                                        Senior Vice President (1994)
        Richard S. Melanson      44   Senior Vice President (1997)
        Christopher J. Barron    49   Vice President (1994)
        Ronald W. Lindell        46   Vice President (1994)
        Paul F. Kelleher         55   Chief Accounting Officer (1994)

        Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. Messrs. Hatsopoulos and Kelleher have held comparable positions for at least five years with Thermo Instrument and Thermo Electron. Mr. Howe has been President and Chief Executive Officer of the Company since March 1998. Prior to joining the Company, Mr. Howe was President and Chief Executive Officer of Thermo BioAnalysis Corporation, from February 1995 to March 1998, and President of Thermo Instrument's Thermo Separation Products Inc. subsidiary and its predecessor, a manufacturer of liquid chromatography instruments, from September 1989 to December 1995. Mr. Barron has been a Vice President of the Company since August 1994 and President of Nicolet Instrument Technologies, Inc. since August 1993. Mr. Barron held various positions within Nicolet Instrument Corporation (Nicolet) from May 1988 to August 1993. Nicolet is a wholly owned subsidiary of Thermo Optek Corporation, a publicly traded, majority-owned subsidiary of Thermo Instrument. Mr. Lindell has been a Vice President of the Company since August 1994 and President of Nicolet Imaging Systems since January 1994. Mr. Lindell was a founder of Imaging Systems International, Inc. and its President from November 1992 to January 1994. Mr. Melanson has been a Senior Vice
                                        9PAGE

    President of the Company and President of NESLAB Instruments Inc. since October 1997. Mr. Melanson was Vice President and General Manager of Philips ElectroScan from July 1996 to September 1997 and was President and Chief Executive Officer of ElectroScan Corporation from September 1989 to July 1996. Each of the above-named officers is a full-time employee of the Company except for Messrs. Hatsopoulos and Kelleher, who are full-time employees of Thermo Electron but devote such time to the affairs of the Company as the Company's needs reasonably require.

    Item 2. Properties
            ----------

        The Company owns approximately 200,000 square feet of office, engineering, laboratory, and manufacturing space in Valencia, California; Middleton, Wisconsin; and Hainault, England. The Company leases approximately 440,000 square feet of additional office, engineering, laboratory, and manufacturing space under leases expiring from 1998 through 2005, principally in Newington, New Hampshire; Valley View, Ohio; San Diego, California; and Sunnyvale, California. The Company believes that its facilities are in good condition and are suitable and adequate for its present operations. With respect to leases expiring in the near future, in the event the Company does not renew such leases, the Company believes suitable alternate space is available for lease on acceptable terms.

    Item 3. Legal Proceedings
            -----------------

        Not applicable.

    Item 4. Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

        Not applicable.

                                       10PAGE

                                     PART II

    Item 5. Market for Registrant's Common Equity and Related Stockholder
            -------------------------------------------------------------
            Matters
            -------

        Information concerning the market and market price for the Registrant's Common Stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 6. Selected Financial Data
            -----------------------

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 7. Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 8. Financial Statements and Supplementary Data
            -------------------------------------------

        The Registrant's Consolidated Financial Statements as of January 3, 1998, and Supplementary Data are included in the Registrant's 1997 Annual Report to Shareholders and are incorporated herein by reference.

    Item 9. Changes in and Disagreements with Accountants on Accounting and
            ---------------------------------------------------------------
            Financial Disclosure
            --------------------

        Not applicable.

                                       11PAGE

                                    PART III

    Item 10. Directors and Executive Officers of the Registrant
             --------------------------------------------------

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

    Item 11. Executive Compensation
             ----------------------

        The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

    Item 12. Security Ownership of Certain Beneficial Owners and Management
             --------------------------------------------------------------

        The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

    Item 13. Certain Relationships and Related Transactions
             ----------------------------------------------

        The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


                                       12PAGE

                                     PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
             ----------------------------------------------------------------

       (a,d) Financial Statements and Schedules
             ----------------------------------


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

             List of Financial Statements and Schedules Referenced in this
             -------------------------------------------------------------
             Item 14
             -------

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

         (b) Reports on Form 8-K
             -------------------

             On August 11, 1997, the Company filed a Current Report on Form 8-K pertaining to its acquisition of NESLAB Instruments Inc., a wholly owned subsidiary of the Company's parent, Thermo Instruments Inc. On October 14, 1997, the Company filed an amendment on Form 8-K/A, the purpose of which was to file the financial information required by Form 8-K concerning this acquisition.

         (c) Exhibits
             --------

             See Exhibit Index on the page immediately preceding exhibits.
                                       13PAGE

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: March 18, 1998            THERMOSPECTRA CORPORATION


                                    By: Barry S. Howe
                                    ---------------------------------------
                                    Barry S. Howe
                                      President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 18, 1998.


    Signature                      Title
    ---------                      -----


    By: Barry S. Howe          President, Chief Executive Officer,
        --------------------      and Director
        Barry S. Howe

    By: John N. Hatsopoulos    Chief Financial Officer and Senior
        ---------------------      Vice President
        John N. Hatsopoulos

    By: Paul F. Kelleher       Chief Accounting Officer
        ---------------------
        Paul F. Kelleher

    By: Robert E. Finnigan     Director
        ---------------------
        Robert E. Finnigan

    By: Elias P. Gyftopoulos   Director
        ---------------------
        Elias P. Gyftopoulos

    By: Earl R. Lewis          Director
        ---------------------
        Earl R. Lewis

    By: Theo Melas-Kyriazi     Chairman of the Board and Director
        ---------------------
        Theo Melas-Kyriazi

    By: Arvin H. Smith         Director
        ---------------------
        Arvin H. Smith

                                       14PAGE

                    Report of Independent Public Accountants
                    ----------------------------------------

    To the Shareholders and Board of Directors of ThermoSpectra Corporation:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in ThermoSpectra Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 17, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 13 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                               Arthur Andersen LLP



    Boston, Massachusetts
    February 17, 1998








                                       15PAGE

   SCHEDULE II

                            THERMOSPECTRA CORPORATION
                        Valuation And Qualifying Accounts
                                 (In thousands)


                    Balance  Provision
                         at    Charged             Accounts            Balance
                  Beginning         to   Accounts   Written             at End
  Description       of Year    Expense  Recovered       Off  Other(a)  of Year
  ----------------------------------------------------------------------------
  Allowance for
   Doubtful Accounts

  Year Ended
   Jan. 3, 1998      $1,516      $  521    $  135    $ (704) $  466     $1,934

  Year Ended
   Dec. 28, 1996     $1,095      $  199    $    1    $ (436) $  657     $1,516

  Year Ended
   Dec. 30, 1995     $1,007      $  192    $    -    $ (559) $  455     $1,095

  (a) Includes allowance of businesses acquired during the year as described in Note 3 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders and the effect of foreign currency translation.








                                       16PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------
      2.1       Asset Purchase Agreement dated as of August 5, 1996, between the Registrant and Thermo Instrument Systems Inc. for the purchase of the Kevex businesses (filed as Exhibit 2 to the Registrant's Quarterly Report on form 10-Q for the quarter ended June 29, 1996 [File No. 1-13876] and incorporated herein by reference).

      2.2 Agreement and Plan of Merger dated as of January 30, 1997, by and among the Registrant, Park Acquisition Corp., and Park Scientific Instruments Corporation (filed as Exhibit
                2.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 [File No. 1-13876] and incorporated herein by reference). Pursuant to Item 601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Registrant hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request.

      2.3 Share purchase agreement dated as of July 30, 1997, between the Registrant and Thermo Instrument for the purchase of NESLAB Instruments Inc. (filed as Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 [File No. 1-13876] and incorporated herein by reference).

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

                                       17PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------
     10.4       Amended and Restated Master Repurchase Agreement dated as of
                December 28, 1996, between the Registrant and Thermo
                Electron (filed as Exhibit 10.4 to the Registrant's Annual
                Report on Form 10-K for the fiscal year ended December 28, 1996 [File No. 1-13876] and incorporated herein by reference).

     10.5 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 4, 1997, between the Registrant and Thermo Electron (filed as Exhibit 10.40 to Thermo Instrument's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-9786] and incorporated herein by reference).

     10.6 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 4, 1997, between the Registrant and Thermo Instrument.

     10.7 ThermoSpectra - Park Scientific Instruments Corporation 1988 Incentive Stock Option Plan (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 [File No. 1-13876] and incorporated herein by reference).

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

                                       18PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------
     10.13      Equity Incentive Plan of the Registrant (filed as Exhibit
                10.18 to the Registrant's Registration Statement on Form S-1
                [Reg. No. 33-93778] and incorporated herein by reference).

                In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron and Thermo instrument for services rendered to the Registrant or such affiliated corporations. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.

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

     10.17 Restated Stock Holdings Assistance Plan and Form of Promissory Note (filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996 [File No. 1-13876] and incorporated herein by reference).

     10.18 $15,000,000 Promissory Note dated as of August 5, 1996, issued by the Registrant to Thermo Electron (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996 [File No. 1-13876] and incorporated herein by reference).

     10.19 $10,000,000 Promissory Note dated as of March 12, 1997, issued by the Registrant to Thermo Electron (filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996 [File No. 1-13876] and incorporated herein by reference).

     10.20 $5,000,000 Promissory Note dated as of August 1, 1997, issued by the Registrant to Thermo Electron (filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 [File No. 1-13876] and incorporated herein by reference).

                                       19PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------
     10.21      $45,000,000 Promissory Note dated as of September 12, 1997, issued by the Registrant to Thermo Electron (filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997 [File No. 1-13876] and incorporated herein by reference).

     13 Annual Report to Shareholders for the year ended January 3, 1998 (only those portions incorporated herein by reference).

     21         Subsidiaries of the Registrant.

     23         Consent of Arthur Andersen LLP.

     27.1       Financial Data Schedule for the year ended January 3, 1998.

     27.2 Financial Data Schedule for the quarter ended March 30, 1996 (restated for the adoption of SFAS No. 128).

     27.3 Financial Data Schedule for the quarter ended September 28, 1996 (restated for the adoption of SFAS No. 128).