Form 10-Q
period 1998-04-04
THERMOSPECTRA CORP
filed 1998-05-12
CIK 929807

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended April 4, 1998.

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                     Outstanding at May 1, 1998
         ----------------------------         --------------------------
         Common Stock, $.01 par value                 15,323,303
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements
    -----------------------------

                            THERMOSPECTRA CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     April 4,     January 3,
    (In thousands)                                       1998           1998
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $ 32,259       $ 20,672
      Available-for-sale investments, at quoted
        market value (cost of $2,056)                   2,399          2,083
      Accounts receivable, less allowances of
        $1,746 and $1,934                              40,909         43,015
      Inventories:
        Raw materials and supplies                     17,528         16,850
        Work in process                                 6,777          7,096
        Finished goods                                  9,444         10,839
      Prepaid income taxes                              7,221          7,337
      Other current assets                              2,139          1,774
                                                     --------       --------
                                                      118,676        109,666
                                                     --------       --------
    Property, Plant, and Equipment, at Cost            29,971         31,108
      Less: Accumulated depreciation and
            amortization                               11,299         10,717
                                                     --------       --------
                                                       18,672         20,391
                                                     --------       --------
    Patents, Trademarks, and Other Assets               7,853          8,108
                                                     --------       --------
    Cost in Excess of Net Assets of Acquired
      Companies                                       114,326        115,232
                                                     --------       --------
                                                     $259,527       $253,397
                                                     ========       ========














                                        2PAGE

                            THERMOSPECTRA CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                      April 4,    January 3,
    (In thousands except share amounts)                   1998          1998
    ------------------------------------------------------------------------
    Current Liabilities:
      Note payable to Thermo Electron                 $ 25,000      $ 15,000
      Accounts payable                                  12,836        12,842
      Accrued payroll and employee benefits              5,747         6,987
      Deferred revenue                                   5,192         4,695
      Accrued installation and warranty expenses         4,118         4,495
      Accrued income taxes                               3,008         2,050
      Other accrued expenses                             8,178         8,496
      Due to affiliated companies                        5,648         1,561
                                                      --------      --------
                                                        69,727        56,126
                                                      --------      --------
    Deferred Income Taxes and Other Deferred Items       1,851         1,633
                                                      --------      --------
    Long-term Obligations, Due to Thermo Electron
      and Thermo Instrument                             57,300        67,300
                                                      --------      --------
    Shareholders' Investment:
      Common stock, $.01 par value, 25,000,000 shares
        authorized; 15,323,726 and 15,313,506 shares
        issued                                             153           153
      Capital in excess of par value                   111,292       111,262
      Retained earnings                                 20,010        17,938
      Treasury stock at cost, 423 shares                    (7)           (7)
      Accumulated other comprehensive items (Note 4)      (799)       (1,008)
                                                      --------      --------
                                                       130,649       128,338
                                                      --------      --------
                                                      $259,527      $253,397
                                                      ========      ========


    The accompanying notes are an integral part of these consolidated financial statements.


                                        3PAGE

                            THERMOSPECTRA CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                      Three Months Ended
                                                    ---------------------
                                                    April 4,    March 29,
    (In thousands except per share amounts)             1998         1997
    ---------------------------------------------------------------------
    Revenues                                         $53,067      $37,177
                                                     -------      -------

    Costs and Operating Expenses:
      Cost of revenues                                30,397       20,902
      Selling, general, and administrative expenses   14,118       10,351
      Research and development expenses                4,513        3,432
      Gain on sale of building                          (339)           -
                                                     -------      -------
                                                      48,689       34,685
                                                     -------      -------

    Operating Income                                   4,378        2,492

    Interest Income                                      325          186
    Interest Expense                                       -          (26)
    Interest Expense, Related Party                   (1,191)        (493)
                                                     -------      -------
    Income Before Provision for Income Taxes           3,512        2,159
    Provision for Income Taxes                         1,440          971
                                                     -------      -------
    Net Income                                       $ 2,072      $ 1,188
                                                     =======      =======
    Basic and Diluted Earnings per Share (Note 3)    $   .14      $   .09
                                                     =======      =======
    Weighted Average Shares (Note 3):
      Basic                                           15,319       12,993
                                                     =======      =======
      Diluted                                         15,337       13,175
                                                     =======      =======


    The accompanying notes are an integral part of these consolidated financial statements.



                                        4PAGE

                            THERMOSPECTRA CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                        Three Months Ended
                                                     -----------------------
                                                     April 4,      March 29,
    (In thousands)                                       1998           1997
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                     $  2,072       $  1,188
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                 1,814          1,254
          Provision for losses on accounts
            receivable                                     14            194
          Other noncash expenses, net                     243            266
          Changes in current accounts, excluding
            the effects of acquisitions:
              Accounts receivable                       1,974            931
              Inventories                                  83            (63)
              Other current assets                       (257)           158
              Accounts payable                              1           (104)
              Due to affiliated companies               4,227            (75)
              Other current liabilities                  (183)        (1,403)
          Other                                           (89)            15
                                                     --------       --------
    Net cash provided by operating activities           9,899          2,361
                                                     --------       --------

    Investing Activities:
      Acquisitions, net of cash acquired                    -        (13,885)
      Proceeds from sale of product line (Note 2)         750              -
      Purchases of property, plant, and equipment        (519)          (392)
      Proceeds from sale of property, plant,
        and equipment                                   1,657             18
      Other, net                                           10           (283)
                                                     --------       --------
    Net cash provided by (used in) investing
      activities                                        1,898        (14,542)
                                                     --------       --------
    Financing Activities:
      Proceeds from issuance of long-term
        obligation to Thermo Electron                       -         10,000
      Net proceeds from issuance of Company common
        stock                                              30            107
      Increase (decrease) in short-term borrowings,
        net                                               (42)           724
                                                     --------       --------
    Net cash provided by (used in) financing
      activities                                          (12)        10,831
                                                     --------       --------
    Exchange Rate Effect on Cash                         (198)          (205)
                                                     --------       --------
    Increase (Decrease) in Cash and Cash Equivalents   11,587         (1,555)
    Cash and Cash Equivalents at Beginning of Period   20,672         16,580
                                                     --------       --------
    Cash and Cash Equivalents at End of Period       $ 32,259       $ 15,025
                                                     ========       ========
                                        5PAGE

                            THERMOSPECTRA CORPORATION

                                   (Unaudited)


                                                       Three Months Ended
                                                    ------------------------
                                                   April 4,        March 29,
    (In thousands)                                     1998             1997
    ------------------------------------------------------------------------
    Noncash Activities:
      Fair value of assets of acquired companies   $      -         $108,483
      Cash paid for acquired companies                    -          (17,044)
      Stock options issued in connection with
        acquisition of PSI                                -           (2,080)
      Stock issuable to Thermo Instrument for
        acquisition of NESLAB                             -          (32,571)
      Debt assumed in connection with acquisition
        of NESLAB                                         -          (44,907)
                                                   --------         --------
        Liabilities assumed of acquired companies  $      -         $ 11,881
                                                   ========         ========


    The accompanying notes are an integral part of these consolidated financial statements.






                                        6PAGE

                            THERMOSPECTRA CORPORATION

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by ThermoSpectra Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 4, 1998, and the results of operations and the cash flows for the three-month periods ended April 4, 1998, and March 29, 1997. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of January 3, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

    2.  Disposition

        In January 1998, the Company's Nicolet Imaging Systems subsidiary sold its security screening product line to OSI Systems, Inc. for $750,000 in cash. No material gain or loss was recognized on the sale of the product line, which represented less than 0.5% of the Company's revenues.





                                        7PAGE

                            THERMOSPECTRA CORPORATION

    3.  Earnings per Share

        Basic and diluted earnings per share were calculated as follows:

                                                        Three Months Ended
                                                       --------------------
                                                       April 4,   March 29,
    (In thousands except per share amounts)                1998        1997
    -----------------------------------------------------------------------
    Basic
    Net income                                          $ 2,072     $ 1,188
                                                        -------     -------

    Weighted average shares                              13,113      12,447
    Shares issuable for acquisition
      of NESLAB                                           2,206         546
                                                        -------     -------
    Weighted average shares, as adjusted                 15,319      12,993
                                                        -------     -------
    Basic earnings per share                            $   .14     $   .09
                                                        =======     =======
    Diluted
    Net income                                          $ 2,072     $ 1,188
                                                        -------     -------

    Basic weighted average shares                        15,319      12,993
    Effect of stock options                                  18         182
                                                        -------     -------
    Weighted average shares, as adjusted                 15,337      13,175
                                                        -------     -------
    Diluted earnings per share                          $   .14     $   .09
                                                        =======     =======

        The computation of diluted earnings per share for 1998 and 1997 excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of April 4, 1998, there were 1,122,000 of such options outstanding, with exercise prices ranging from $9.53 to $17.15 per share.

    4.  Comprehensive Income

        During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses from available-for-sale investments. During the first quarter of 1998 and 1997, the Company's comprehensive income totaled $2,280,000 and $487,000, respectively.


                                        8PAGE

                            THERMOSPECTRA CORPORATION

    Item 2 - Management's Discussion and Analysis of Financial Condition and
    ------------------------------------------------------------------------
             Results of Operations
             ---------------------

        Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

    Overview

        The Company develops, manufactures, and markets imaging and inspection, temperature-control, and test and measurement instruments. These instruments are generally combined with proprietary operations and analysis software to provide industrial and research customers with integrated systems that address their specific needs. The Company's products include test and measurement systems consisting of digital oscillographic recorders, digital storage oscilloscopes (DSOs), and data-acquisition systems; X-ray microanalyzers; X-ray fluorescence instruments; nondestructive X-ray inspection systems; specialty X-ray tubes; and confocal laser scanning microscopes. In 1997, the Company broadened its product offerings through the acquisition of Park Scientific Instruments Corporation (PSI), a manufacturer of scanning-probe microscopes; NESLAB Instruments, Inc., a supplier of temperature-control products; and Sierra Research and Technology Inc.
    (SRT), a manufacturer of systems used for the rework and repair of printed circuit boards.

        The Company's growth strategy includes acquiring complementary businesses, developing new applications for its technology to address related market segments, and strengthening its presence in selected geographic markets. Because the Company competes primarily on the basis of its technology, it will also need to continually improve the technology underlying the products of any company it acquires. One of the Company's principal goals during recent quarters has been to improve operating margins. A part of this plan included the December 1997 and January 1998 divestitures of two low-margin product lines (Note 2).

        A significant portion of the Company's total revenues is attributable to the sale of products and related services to customers in the semiconductor industry. Demand for the Company's products and services within the semiconductor industry is dependent upon the level of capital spending by semiconductor companies. There can be no assurance that current levels of semiconductor activities will be maintained or that demand for the Company's products and related services will reflect the level of such activities.

                                        9PAGE

                            THERMOSPECTRA CORPORATION

        The Company conducts all of its manufacturing operations in the United States, except for the production of certain DSOs that are manufactured in England. The Company sells its products worldwide. During 1997, exports from the Company's U.S. and foreign subsidiaries to the Far East represented 15% of total revenues. Exports to Japan represented 8% of total revenues and exports to Taiwan, South Korea, and Singapore, collectively, represented 5% of total revenues. Asia is experiencing a severe economic crisis, which has been characterized by sharply reduced economic activity and liquidity, highly volatile foreign-currency-exchange and interest rates, and unstable stock markets. The Company's sales in Asia could be adversely affected by the unstable economic conditions there. Additionally, certain of the Company's customers located outside of the Asian region could be adversely affected by the unstable economic conditions in Asia.

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

    Results of Operations

    First Quarter 1998 Compared With First Quarter 1997
    ---------------------------------------------------

        Revenues were $53.1 million in the first quarter of 1998, compared with $37.2 million in the first quarter of 1997, an increase of 43%. Revenues increased $18.4 million due to the inclusion of revenues from NESLAB, which was acquired for accounting purposes effective March 1997; PSI, which was acquired in March 1997; and SRT, which was acquired in July 1997. Revenues declined $1.0 million due to the recent sale of two of the Company's product lines. Revenues were adversely affected by approximately $0.5 million due to the strengthening in the value of the U.S. dollar relative to currencies in foreign countries in which the Company operates. Combined revenues increased 12% at NORAN Instrument, Nicolet Instrument Technologies, Kevex X-Ray, and Nicolet Imaging Systems, which represent 37% of first quarter 1998 revenues. These increases were slightly more than offset by a 23% decline in revenues due to decreased demand for test and measurement systems at Gould Instrument Systems Inc. (GIS) and the inclusion in 1997 of a large shipment at Kevex Instruments. GIS and Kevex Instruments represent 20% of first quarter 1998 revenues.

        The gross profit margin declined to 43% in the first quarter of 1998 from 44% in the first quarter of 1997. The decline is primarily attributable to the inclusion of lower-margin revenues from NESLAB, which had a gross profit margin of 37% in the first quarter of 1998.


                                       10PAGE

                            THERMOSPECTRA CORPORATION

    ---------------------------------------------------

        Selling, general, and administrative expenses as a percentage of revenues decreased to 27% in the first quarter of 1998 from 28% in the first quarter of 1997, primarily due to the inclusion of lower selling expenses as a percentage of revenues at NESLAB and, to a lesser extent, lower selling, general, and administrative expenses at GIS as a result of ongoing expense reductions, including a restructuring charge taken in the second quarter of 1997, which reduced employee cost levels at that subsidiary. These improvements were offset in part by the inclusion of higher selling, general, and administrative expenses as a percentage of revenues at PSI.

        Research and development expenses increased to $4.5 million in the first quarter of 1998 from $3.4 million in the first quarter of 1997, primarily due to the inclusion of NESLAB and PSI for the full period in 1998.

        Interest income increased slightly to $0.3 million in the first quarter of 1998 from $0.2 million in the first quarter of 1997 due to higher average invested cash balances. Interest expense, related party, increased to $1.2 million in 1998 from $0.5 million in 1997 due to the issuance of $60.0 million aggregate amount of promissory notes to Thermo Electron Corporation in connection with acquisitions in 1997.

        The effective tax rate was 41% in the first quarter of 1998, compared with 45% in the first quarter of 1997. The effective tax rates exceed the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies for certain of the Company's acquisitions. The decrease in the effective tax rate in 1998 was primarily due to the lower relative effect of nondeductible amortization of cost in excess of net assets of acquired companies and, to a lesser extent, a decrease in foreign tax losses not benefited.
    Liquidity and Capital Resources

        Consolidated working capital was $48.9 million at April 4, 1998, compared with $53.5 million at January 3, 1998. Included in working capital are cash, cash equivalents, and short-term investments of $34.7 million at April 4, 1998, compared with $22.8 million at January 3, 1998. Cash provided by operating activities was $9.9 million in the first three months of 1998. A decrease in accounts receivable provided $2.0 million of cash, due primarily to lower sales at the Company's GIS subsidiary. An increase in amounts due to affiliated companies provided $4.2 million of cash. Amounts due to affiliated companies are payable under normal commercial terms.

        Cash of $1.9 million was provided by investing activities during the first three months of 1998. During this period, the Company received $0.8 million of cash from the sale of a product line (Note 2) and $1.7 million from the sale of property, plant, and equipment, primarily for the sale of a building by GIS. The Company expended $0.5 million during the period for purchases of property, plant, and equipment and plans to spend an additional $2.5 million for capital expenditures during the remainder of 1998.

                                       11PAGE

                            THERMOSPECTRA CORPORATION

       Although the Company expects to generate positive cash flow from its existing operations, the Company may require significant amounts of cash to pursue the acquisition of complementary businesses. The Company expects that it will finance any such acquisitions through a combination of internal funds, additional equity financing or convertible debt financing from the capital markets, and/or borrowings from Thermo Instrument or Thermo Electron, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources and cash provided by operations are sufficient to meet the capital requirements of its existing businesses for the foreseeable future. Thermo Electron has indicated that it will seek repayment of the notes due to it in 1998 and 1999 only to the extent the Company's cash flow permits such repayment.

    PART II - OTHER INFORMATION

    Item 6 - Exhibits
    -----------------

        See Exhibit Index on the page immediately preceding exhibits.













                                       12PAGE

                            THERMOSPECTRA CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of May 1998.

                                           THERMOSPECTRA CORPORATION



                                           Paul F. Kelleher
                                           ---------------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           John N. Hatsopoulos
                                           ---------------------------
                                           John N. Hatsopoulos
                                           Chief Financial Officer
                                             and Senior Vice President









                                       13PAGE

                            THERMOSPECTRA CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ----------------------------------------------------------------------------
      27         Financial Data Schedule.