Form 10-Q
period 1998-07-04
THERMOSPECTRA CORP
filed 1998-08-11
CIK 929807

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                -------------------------------------------

                                    FORM 10-Q

(mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 4, 1998.

[   ] Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.

                         Commission File Number 1-13876

                            THERMOSPECTRA CORPORATION
             (Exact name of Registrant as specified in its charter)

Delaware                                                          04-3242970
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

8 East Forge Parkway
Franklin, Massachusetts                                                02038
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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                   Outstanding at July 31, 1998
     ----------------------------       ----------------------------
     Common Stock, $.01 par value                15,326,934

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMOSPECTRA CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      July 4,   January 3,
(In thousands)                                           1998         1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents                          $ 33,152     $ 20,672
  Available-for-sale investments, at quoted
    market value (cost of $2,056)                       2,836        2,083
  Accounts receivable, less allowances of $1,684
    and $1,934                                         39,781       43,015
  Inventories:
    Raw materials and supplies                         16,745       16,850
    Work in process                                     6,774        7,096
    Finished goods                                      9,778       10,839
  Prepaid income taxes                                  7,220        7,337
  Other current assets                                  2,319        1,774
                                                     --------     --------

                                                      118,605      109,666
                                                     --------     --------

Property, Plant, and Equipment, at Cost                30,334       31,108
  Less: Accumulated depreciation and amortization      12,438       10,717
                                                     --------     --------

                                                       17,896       20,391
                                                     --------     --------

Patents, Trademarks, and Other Assets                   7,641        8,108
                                                     --------     --------

Cost in Excess of Net Assets of Acquired Companies    113,727      115,232
                                                     --------     --------

                                                     $257,869     $253,397
                                                     ========     ========

                            THERMOSPECTRA CORPORATION

                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                     July 4,    January 3,
(In thousands except share amounts)                     1998          1998
--------------------------------------------------------------------------

Current Liabilities:
  Notes payable to Thermo Electron                  $ 25,000      $ 15,000
  Accounts payable                                    11,837        12,842
  Accrued payroll and employee benefits                5,213         6,987
  Deferred revenue                                     4,559         4,695
  Accrued installation and warranty expenses           4,105         4,495
  Accrued income taxes                                 3,097         2,050
  Other accrued expenses                               8,479         8,496
  Due to affiliated companies                          3,574         1,561
                                                     --------     --------

                                                      65,864        56,126
                                                     --------     --------

Deferred Income Taxes and Other Deferred Items         2,060         1,633
                                                    --------      --------

Long-term Obligations, Due to Thermo Electron
  and Thermo Instrument                               57,300        67,300
                                                    --------      --------

Shareholders' Investment:
  Common stock, $.01 par value, 25,000,000
    shares authorized; 15,325,516 and 15,313,506
    shares issued                                        153           153
  Capital in excess of par value                     111,304       111,262
  Retained earnings                                   21,498        17,938
  Treasury stock at cost, 423 shares                      (7)           (7)
  Accumulated other comprehensive items (Note 4)        (303)       (1,008)
                                                    --------      --------

                                                     132,645       128,338
                                                     --------     --------

                                                    $257,869      $253,397
                                                    ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMOSPECTRA CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Three Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Revenues                                                $49,058    $49,692
                                                        -------    -------

Costs and Operating Expenses:
  Cost of revenues                                       28,434     27,990
  Selling, general, and administrative expenses          13,160     13,374
  Research and development expenses                       4,199      4,352
  Other nonrecurring expense                                  -        800
                                                        -------    -------

                                                         45,793     46,516
                                                        -------    -------

Operating Income                                          3,265      3,176

Interest Income                                             448        222
Interest Expense                                              -        (22)
Interest Expense, Related Party                          (1,185)    (1,170)
                                                        -------    -------

Income Before Provision for Income Taxes                  2,528      2,206
Provision for Income Taxes                                1,040        869
                                                        -------    -------

Net Income                                              $ 1,488    $ 1,337
                                                        =======    =======

Basic and Diluted Earnings per Share (Note 3)           $   .10    $   .09
                                                        =======    =======

Weighted Average Shares (Note 3):
  Basic                                                  15,324     15,220
                                                        =======    =======
  Diluted                                                15,351     15,351
                                                        =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMOSPECTRA CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                         Six Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Revenues                                              $102,125    $ 86,869
                                                      --------    --------

Costs and Operating Expenses:
  Cost of revenues                                      58,831      48,892
  Selling, general, and administrative expenses         27,278      23,725
  Research and development expenses                      8,712       7,784
  Gain on sale of building                                (339)          -
  Other nonrecurring expense                                 -         800
                                                      --------    --------

                                                        94,482      81,201
                                                      --------    --------

Operating Income                                         7,643       5,668

Interest Income                                            773         408
Interest Expense                                             -         (48)
Interest Expense, Related Party                         (2,376)     (1,663)
                                                      --------    --------

Income Before Provision for Income Taxes                 6,040       4,365
Provision for Income Taxes                               2,480       1,840
                                                      --------    --------

Net Income                                            $  3,560    $  2,525
                                                      ========    ========

Basic and Diluted Earnings per Share (Note 3)         $    .23    $    .18
                                                      ========    ========

Weighted Average Shares (Note 3):
  Basic                                                 15,322      14,106
                                                      ========    ========
  Diluted                                               15,344      14,263
                                                      ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMOSPECTRA CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                       Six Months Ended
                                                      --------------------
                                                      July 4,     June 28,
(In thousands)                                           1998         1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                         $  3,560     $  2,525
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     3,581        3,106
      Other nonrecurring (income) expense                (339)         800
      Provision for losses on accounts receivable          96          172
      Other noncash expenses, net                         495          499
      Changes in current accounts, excluding the
        effects of acquisitions:
          Accounts receivable                           3,146        3,347
          Inventories                                     486         (919)
          Other current assets                           (427)         643
          Accounts payable                               (849)      (1,555)
          Due to affiliated companies                   2,013       (1,941)
          Other current liabilities                    (1,171)      (4,377)
      Other                                               106           27
                                                     --------     --------

Net cash provided by operating activities              10,697        2,327
                                                     --------     --------

Investing Activities:
  Acquisitions, net of cash acquired                        -      (13,885)
  Proceeds from sale of product line (Note 2)             750            -
  Purchases of property, plant, and equipment            (942)      (1,133)
  Proceeds from sale of property, plant, and
    equipment                                           2,052           22
  Other, net                                              (30)        (651)
                                                     --------     --------

Net cash provided by (used in) investing
  activities                                            1,830      (15,647)
                                                     --------     --------

Financing Activities:
  Proceeds from issuance of long-term obligation
    to Thermo Electron                                      -       10,000
  Net proceeds from issuance of Company common
    stock                                                  42          188
  Increase in short-term borrowings, net                    -          405
                                                     --------     --------

Net cash provided by financing activities                  42       10,593
                                                     --------     --------

Exchange Rate Effect on Cash                              (89)        (299)
                                                     --------     --------

Increase (Decrease) in Cash and Cash Equivalents       12,480       (3,026)
Cash and Cash Equivalents at Beginning of Period       20,672       16,580
                                                     --------     --------

Cash and Cash Equivalents at End of Period           $ 33,152     $ 13,554
                                                     ========     ========

                            THERMOSPECTRA CORPORATION

                                   (Unaudited)


                                                       Six Months Ended
                                                      --------------------
                                                      July 4,     June 28,
(In thousands)                                           1998         1997
--------------------------------------------------------------------------

Noncash Activities:
  Fair value of assets of acquired companies         $      -     $108,820
  Cash paid for acquired companies                          -      (17,044)
  Stock options issued in connection with
    acquisition of PSI                                      -       (2,080)
  Stock issuable to Thermo Instrument in
    connection with acquisition of NESLAB                   -      (32,571)
  Debt assumed in connection with acquisition
    of NESLAB                                               -      (44,815)
                                                     --------     --------

    Liabilities assumed of acquired companies        $      -     $ 12,310
                                                     ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMOSPECTRA CORPORATION


                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by ThermoSpectra Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 4, 1998, the results of operations for the three- and six-month periods ended July 4, 1998, and June 28, 1997, and the cash flows for the six-month periods ended July 4, 1998, and June 28, 1997. Interim results are not necessarily indicative of results for a full year.

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

                            THERMOSPECTRA CORPORATION


3.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                                 Three Months Ended      Six Months Ended
                                 ------------------     ------------------
(In thousands except             July 4,   June 28,     July 4,   June 28,
per share amounts)                  1998       1997        1998       1997
--------------------------------------------------------------------------
Basic
Net income                       $ 1,488    $ 1,337     $ 3,560    $ 2,525
                                 -------    -------     -------    -------

Weighted average shares           12,565     12,461      12,563     12,454
Shares issuable for
  acquisition of NESLAB            2,759      2,759       2,759      1,652
                                 -------    -------     -------    -------

Weighted average shares,
  as adjusted                     15,324     15,220      15,322     14,106
                                 -------    -------     -------    -------

Basic earnings per share         $   .10    $   .09     $   .23    $   .18
                                 =======    =======     =======    =======

Diluted
Net income                       $ 1,488    $ 1,337     $ 3,560    $ 2,525
                                 -------    -------     -------    -------

Basic weighted average
  shares                          15,324     15,220      15,322     14,106
Effect of stock options               27        131          22        157
                                 -------    -------     -------    -------

Weighted average shares,
  as adjusted                     15,351     15,351      15,344     14,263
                                 -------    -------     -------    -------

Diluted earnings per share       $   .10    $   .09     $   .23    $   .18
                                 =======    =======     =======    =======

    The computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 4, 1998, there were 761,000 of such options outstanding, with exercise prices ranging from $10.54 to $17.15 per share.

4.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represent certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net-of-tax gains and losses from available-for-sale investments. During

                            THERMOSPECTRA CORPORATION
the second quarter of 1998 and 1997, the Company's comprehensive income totaled $1,984,000 and $1,371,000, respectively. During the first six months of 1998 and 1997, the Company's comprehensive income totaled $4,264,000 and $1,858,000, respectively.

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

Overview

    The Company develops, manufactures, and markets imaging and inspection, temperature-control, and test and measurement instruments. These instruments are generally combined with proprietary operations and analysis software to provide industrial and research customers with integrated systems that address their specific needs. The Company's products include test and measurement systems consisting of digital oscillographic recorders, digital storage oscilloscopes
(DSOs), and data- acquisition systems; X-ray microanalyzers; X-ray fluorescence instruments; nondestructive X-ray inspection systems; specialty X-ray tubes; and confocal laser scanning microscopes. In 1997, the Company broadened its product offerings through the acquisition of Park Scientific Instruments Corporation
(PSI), a manufacturer of scanning-probe microscopes; NESLAB Instruments, Inc., a supplier of temperature-control products; and Sierra Research and Technology Inc. (SRT), a manufacturer of systems used for the rework and repair of printed circuit boards.

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

                            THERMOSPECTRA CORPORATION

    A significant portion of the Company's total revenues is attributable to the sale of products and related services to customers in the semiconductor industry. The semiconductor industry has historically been cyclical and is characterized by sudden and sharp changes in supply and demand. Demand for the Company's products and services within the semiconductor industry is dependent upon, among other factors, the level of capital spending by semiconductor companies. The semiconductor industry is currently experiencing a downturn in demand for its products as a result of the current economic crisis in Asia, excess manufacturing capacity, and a slowdown in sales of high-end personal computers. Many semiconductor manufacturers have delayed construction or expansion of their production facilities in response to the foregoing conditions. Further decreases in semiconductor activities could have a significant adverse effect upon the demand for the Company's products and related services, which would materially adversely affect the Company's business and future results of operations.

    The Company conducts all of its manufacturing operations in the United States, except for the production of certain DSOs that are manufactured in England. The Company sells its products worldwide. During 1997, exports from the Company's U.S. and foreign subsidiaries to the Far East represented 15% of total revenues. Exports to Japan represented 8% of total revenues and exports to Taiwan, South Korea, and Singapore, collectively, represented 5% of total revenues. Asia is experiencing a severe economic crisis, which has been characterized by sharply reduced economic activity and liquidity, highly volatile foreign-currency- exchange and interest rates, and unstable stock markets. The Company's sales in Asia could be adversely affected by the unstable economic conditions there. Additionally, certain of the Company's customers located outside of the Asian region could be adversely affected by the unstable economic conditions in Asia.

    The Company anticipates that a significant portion of its revenues will continue to be from sales to customers outside the United States. The Company's business activities outside the United States are conducted through sales and service subsidiaries and through third-party representatives and distributors. The results of the Company's international operations are subject to foreign currency fluctuations, and the exchange rate value of the dollar may have a significant impact on both revenues and earnings. The Company may use forward contracts to reduce its exposure to currency fluctuations.

Results of Operations

Second Quarter 1998 Compared With Second Quarter 1997

    Revenues were $49.1 million in the second quarter of 1998, compared with $49.7 million in the second quarter of 1997. Combined revenues at Kevex Instruments, Nicolet Instrument Technology, and Gould Instrument Systems (Gould), which represented 28% of revenues in the second quarter of 1998, decreased 14% from the second quarter of 1997 due to decreased demand for their products. These decreases were offset in part by increased revenues at Nicolet Imaging Systems (NIS) and NORAN Instruments, exclusive of NIS product line dispositions in late 1997 and early 1998 (Note 2), due to increased demand domestically and in Europe. Revenues increased $1.2 million, net due to the inclusion of revenues from SRT, acquired in July 1997, and the exclusion of revenues from the NIS product lines that were sold. Revenues were adversely affected by approximately $0.4 million due to the strengthening in the value of the U.S. dollar relative to currencies in foreign countries in which the Company operates. The Company's backlog decreased $9.6 million during the second quarter of 1998 to $26.8 million. The backlog was adversely affected by a slowdown in the semiconductor business and related industries, which represented approximately 30% of the Company's 1997 revenues. New orders at NESLAB decreased $2.9 million in the second quarter of 1998 from the first quarter of 1998. In addition, total new orders in the Pacific Rim decreased approximately 45% to $4.7 million during the second quarter of 1998 from the first quarter of 1998.

    The gross profit margin declined to 42% in the second quarter of 1998 from 44% in the second quarter of 1997. Gross profit margins at Gould, PSI, and Kevex Instruments declined due to decreased sales of higher-margin products.

    Selling, general, and administrative expenses as a percentage of revenues were unchanged at 27% in the second quarter of 1998 and 1997. Restructuring expenses of $0.3 million, primarily at PSI, were offset by cost reductions at most of the Company's subsidiaries. The Company has initiated cost reductions and made management changes at under-performing businesses during the second quarter of 1998, and further actions have been taken during the third quarter. The cost of these actions was $0.3 million in the second quarter of 1998. The Company expects to incur additional charges during the remainder of 1998 and to realize cost savings as a result of such actions.

    Research and development expenses declined slightly to $4.2 million in the second quarter of 1998 from $4.4 million in the second quarter of 1997.

    Interest income increased slightly to $0.4 million in the second quarter of 1998 from $0.2 million in the second quarter of 1997, due to higher average invested cash balances. Interest expense, related party, represents interest incurred on the $60.0 million aggregate amount of promissory notes issued to Thermo Electron Corporation in 1997 in connection with acquisitions.

    The effective tax rate was 41% in the second quarter of 1998, compared with 39% in the second quarter of 1997. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies for certain of the Company's acquisitions. The increase in the effective tax rate in 1998 was primarily due to higher nondeductible amortization of cost in excess of net assets of acquired companies for acquisitions completed in 1997.

     The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and on products sold as well as products purchased by the Company. The Company believes that its internal information systems and current products are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems and current products, which could result in a material adverse effect on the Company's future results of operations.

     The Company is presently assessing the effect that the year 2000 issue may have on its previously sold products. The Company is also assessing whether its key suppliers are adequately addressing this issue and the effect this might have on the Company. The Company has not completed its analysis and is unable to conclude at this time that the year 2000 issue as it relates to its previously sold products and products purchased from key suppliers is not reasonably likely to have a material adverse effect on the Company's future results of operations.

First Six Months 1998 Compared With First Six Months 1997

    Revenues were $102.1 million in the first six months of 1998, compared with $86.9 million in the first six months of 1997, an increase of 18%. Revenues increased $18.6 million, net due to the inclusion of revenues from NESLAB, acquired for accounting purposes effective March 1997; PSI, acquired in March 1997; and SRT, acquired in July 1997; and the exclusion of revenues from the NIS product lines that were sold. Combined revenues at Kevex Instruments, Nicolet Instrument Technology, and Gould, which represented 28% of revenues for the first six months of 1998, decreased 15% from the first six months of 1997 due to decreased demand for their products and a large shipment at Kevex Instruments that occurred in the first quarter of 1997. Revenues were adversely affected by approximately $0.9 million due to the strengthening in the value of the U.S. dollar relative to currencies in foreign countries in which the Company operates.

    The gross profit margin declined to 42% in the first six months of 1998 from 44% in the first six months of 1997. The decline was primarily due to the inclusion of lower-margin revenues from NESLAB for the full period, which had a gross profit margin of 37% in the first six months of 1998, and, to a lesser extent, lower gross profit margins at Gould due to decreased sales of higher-margin products.

    Selling, general, and administrative expenses as a percentage of revenues were unchanged at 27% in the first six months of 1998 and 1997. The impact of the inclusion of lower selling expenses as a percentage of revenues at NESLAB was substantially offset by the inclusion of higher selling, general, and administrative expenses as a percentage of revenues at PSI.

    Research and development expenses increased to $8.7 million in the first six months of 1998 from $7.8 million in the first six months of 1997, primarily due to the inclusion of NESLAB and PSI for the full period in 1998.

    Interest income increased to $0.8 million in the first six months of 1998 from $0.4 million in the first six months of 1997, due to higher average invested cash balances. Interest expense, related party, represents interest incurred on the $60.0 million aggregate amount of promissory notes issued to Thermo Electron in 1997 in connection with acquisitions.

    The effective tax rate was 41% in the first six months of 1998, compared with 42% in the first six months of 1997. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies for certain of the Company's acquisitions.

Liquidity and Capital Resources

    Consolidated working capital was $52.7 million at July 4, 1998, compared with $53.5 million at January 3, 1998. Included in working capital are cash, cash equivalents, and short-term investments of $36.0 million at July 4, 1998, compared with $22.8 million at January 3, 1998. Cash provided by operating activities was $10.7 million in the first six months of 1998. A decrease in accounts receivable as a result of improved collections and increased domestic sales, which carry shorter collection cycles, provided $3.1 million of cash.

    Cash of $1.8 million was provided by investing activities during the first six months of 1998. During this period, the Company received $0.8 million of cash from the sale of a product line (Note 2) and $2.1 million from the sale of property, plant, and equipment, primarily from the sale of a building by Gould. The Company expended $0.9 million during the period for purchases of property, plant, and equipment and plans to spend an additional $2.1 million for capital expenditures during the remainder of 1998.

    On July 15, 1998, the Company signed a nonbinding letter of intent to acquire the assets of a scanning probe microscope manufacturing business (the Business) for approximately $8.0 million in cash. The proposed acquisition is subject to certain conditions including completion of due diligence, negotiation of a definitive purchase agreement, and approval by the boards of directors of the Company and the Business and by the stockholders of the Business. The final terms of this acquisition have not been determined and there can be no assurance that it will be completed.

    Although the Company expects to generate positive cash flow from its existing operations, the Company may require significant amounts of cash to pursue the acquisition of complementary businesses. The Company expects that it will finance any such acquisitions through a combination of internal funds and/or borrowings from Thermo Instrument or Thermo Electron, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes that its existing resources and cash provided by operations are sufficient to meet the capital requirements of its existing businesses for the foreseeable future. Thermo Electron has indicated that it will seek repayment of the notes due to it in 1998 and 1999 only to the extent the Company's cash flow permits such repayment.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

    On June 1, 1998, at the Annual Meeting of Shareholders, the shareholders elected six directors to a one-year term expiring in 1999. The directors elected at the meeting were: Dr. Robert E. Finnigan, Dr. Elias P. Gyftopoulos, Mr. Barry S. Howe, Mr. Earl R. Lewis, Mr. Theo Melas-Kyriazi, and Mr. Arvin H. Smith. Each director, except Dr. Finnigan, received 11,661,270 shares voted in favor of his election and 15,997 shares voted against. Dr. Finnigan received 11,661,130 shares voted in favor of his election and 16,137 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

Item 5 - Other Information

    Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934, as amended (the Exchange Act), shareholders of the Company are hereby notified that any shareholder proposal not included in the Company's proxy materials for its 1999 Annual Meeting of Shareholders (the Annual Meeting) in accordance with Rule 14a-8 under the Exchange Act will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company after March 15, 1999. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in the Company's proxy materials for the Annual Meeting unless (a) the Company receives notice of such proposal by March 15, 1999, and (b) the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are met.

Item 6 - Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of August 1998.

                                         THERMOSPECTRA CORPORATION



                                         Paul F. Kelleher
                                         --------------------------
                                         Paul F. Kelleher
                                         Chief Accounting Officer



                                         John N. Hatsopoulos
                                         --------------------------
                                         John N. Hatsopoulos
                                         Chief Financial Officer and
                                         Senior Vice President

                                  EXHIBIT INDEX


Exhibit
Number        Description of Exhibit
----------------------------------------------------------------------------

27.1          Financial Data Schedule.

27.2 Financial Data Schedule for the Quarter Ended March 29, 1997 (restated for the acquisition of NESLAB).