Form 10-Q
period 1998-10-03
THERMOSPECTRA CORP
filed 1998-11-09
CIK 929807

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                  ----------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the Quarter Ended October 3, 1998.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                   Outstanding at October 30, 1998
     ----------------------------       -------------------------------
     Common Stock, $.01 par value                  15,327,197

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMOSPECTRA CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                   October 3,   January 3,
(In thousands)                                           1998         1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents                          $ 20,451     $ 20,672
  Available-for-sale investments, at quoted
    market value (cost of $2,056 in 1997)                   -        2,083
  Accounts receivable, less allowances of $1,721
    and $1,934                                         41,412       43,015
  Inventories:
    Raw materials and supplies                         16,127       16,850
    Work in process                                     7,603        7,096
    Finished goods                                      7,928       10,839
  Prepaid income taxes                                  7,235        7,337
  Other current assets                                  1,925        1,774
                                                     --------     --------

                                                      102,681      109,666
                                                     --------     --------

Property, Plant, and Equipment, at Cost                29,969       31,108
  Less: Accumulated depreciation and
        amortization                                   13,041       10,717
                                                     --------     --------

                                                       16,928       20,391
                                                     --------     --------

Patents, Trademarks, and Other Assets                   7,441        8,108
                                                     --------     --------

Cost in Excess of Net Assets of Acquired
  Companies                                           113,453      115,232
                                                     --------     --------

                                                     $240,503     $253,397
                                                     ========     ========

                            THERMOSPECTRA CORPORATION

                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                  October 3,    January 3,
(In thousands except share amounts)                   1998          1998
------------------------------------------------------------------------

Current Liabilities:
  Notes payable to Thermo Electron                  $ 60,000      $ 15,000
  Accounts payable                                     9,751        12,842
  Accrued payroll and employee benefits                5,487         6,987
  Deferred revenue                                     4,428         4,695
  Accrued installation and warranty expenses           4,104         4,495
  Other accrued expenses (Note 5)                     13,120        10,546
  Due to affiliated companies                          3,824         1,561
                                                    --------      --------

                                                     100,714        56,126
                                                    --------      --------

Deferred Income Taxes and Other Deferred Items         2,276         1,633
                                                    --------      --------

Long-term Obligations, Due to Thermo Electron
  and Thermo Instrument                                7,300        67,300
                                                    --------      --------

Shareholders' Investment:
  Common stock, $.01 par value, 25,000,000
    shares authorized; 15,327,620 and
    15,313,506 shares issued                             153           153
  Capital in excess of par value                     111,435       111,262
  Retained earnings                                   18,995        17,938
  Treasury stock at cost, 423 shares                      (7)           (7)
  Accumulated other comprehensive items (Note 4)        (363)       (1,008)
                                                    --------      --------

                                                     130,213       128,338
                                                    --------      --------

                                                    $240,503      $253,397
                                                    ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMOSPECTRA CORPORATION
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                    Three Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues                                            $44,052        $52,271
                                                    -------        -------

Costs and Operating Expenses:
  Cost of revenues (Note 5)                          27,567         32,022
  Selling, general, and administrative expenses      12,728         13,569
  Research and development expenses                   3,632          4,346
  Restructuring costs (Note 5)                        4,282              -
                                                    -------        -------

                                                     48,209         49,937
                                                    -------        -------

Operating Income (Loss)                              (4,157)         2,334

Interest Income                                         314            116
Interest Expense                                         (9)           (10)
Interest Expense, Related Party                      (1,047)        (1,203)
Gain on Sale of Investments                             713              -
                                                    -------        -------

Income (Loss) Before Income Taxes                    (4,186)         1,237
Income Tax Provision (Benefit)                       (1,683)           532
                                                    -------        -------

Net Income (Loss)                                   $(2,503)       $   705
                                                    =======        =======

Basic and Diluted Earnings (Loss) per
  Share (Note 3)                                    $  (.16)       $   .05
                                                    =======        =======

Weighted Average Shares (Note 3):
  Basic                                              15,327         15,256
                                                    =======        =======

  Diluted                                            15,327         15,344
                                                    =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMOSPECTRA CORPORATION
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                    Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands except per share amounts)                1998           1997
--------------------------------------------------------------------------

Revenues                                           $146,177       $139,140
                                                   --------       --------

Costs and Operating Expenses:
  Cost of revenues (Note 5)                          86,398         80,914
  Selling, general, and administrative expenses      40,006         37,294
  Research and development expenses                  12,344         12,130
  Restructuring costs (Note 5)                        4,282            800
  Gain on sale of building                             (339)             -
                                                   --------       --------

                                                    142,691        131,138
                                                   --------       --------

Operating Income                                      3,486          8,002

Interest Income                                       1,087            524
Interest Expense                                         (9)           (58)
Interest Expense, Related Party                      (3,423)        (2,866)
Gain on Sale of Investments                             713              -
                                                   --------       --------

Income Before Income Taxes                            1,854          5,602
Income Tax Provision                                    797          2,372
                                                   --------       --------

Net Income                                         $  1,057       $  3,230
                                                   ========       ========

Basic and Diluted Earnings per Share (Note 3)      $    .07       $    .22
                                                   ========       ========

Weighted Average Shares (Note 3):
  Basic                                              15,323         14,490
                                                   ========       ========

  Diluted                                            15,348         14,623
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMOSPECTRA CORPORATION
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                       $  1,057       $  3,230
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   5,314          5,006
      Provision for losses on accounts receivable       198            703
      Gain on sale of building and investments       (1,052)             -
      Other noncash expenses, net                     2,313          1,010
      Changes in current accounts, excluding
        the effects of acquisitions:
          Accounts receivable                         2,116            391
          Inventories                                 1,193            845
          Other current assets                           (8)           578
          Accounts payable                           (3,284)          (556)
          Due to affiliated companies                 2,263           (628)
          Other current liabilities                     303         (4,679)
      Other, net                                        300             68
                                                   --------       --------

Net cash provided by operating activities            10,713          5,968
                                                   --------       --------

Investing Activities:
  Acquisitions, net of cash acquired                      -        (21,104)
  Proceeds from sale of product line (Note 2)           750              -
  Proceeds from sale of available-for-sale
    investments                                       2,769              -
  Purchases of property, plant, and equipment        (1,422)        (2,025)
  Proceeds from sale of property, plant, and
    equipment                                         2,052             61
  Other, net                                            (63)          (752)
                                                   --------       --------

Net cash provided by (used in) investing
  activities                                          4,086        (23,820)
                                                   --------       --------

Financing Activities:
  Repayment of long-term obligation to
    Thermo Electron                                 (15,000)             -
  Proceeds from issuance of long-term
    obligations to Thermo Electron                        -         60,000
  Payment to Thermo Instrument for NESLAB
    debt assumed                                          -        (44,907)
  Net proceeds from issuance of Company
    common stock                                         49            353
  Decrease in short-term borrowings, net                  -           (353)
  Other                                                 125              -
                                                   --------       --------

Net cash provided by (used in) financing
  activities                                       $(14,826)      $ 15,093
                                                   --------       --------

                            THERMOSPECTRA CORPORATION
                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Exchange Rate Effect on Cash                       $   (194)      $   (412)
                                                   --------       --------

Decrease in Cash and Cash Equivalents                  (221)        (3,171)
Cash and Cash Equivalents at Beginning of
  Period                                             20,672         16,580
                                                   --------       --------

Cash and Cash Equivalents at End of Period         $ 20,451       $ 13,409
                                                   ========       ========

Noncash Activities:
  Fair value of assets of acquired companies       $      -       $116,707
  Cash paid for acquired companies                        -        (24,342)
  Stock options issued in connection with
    acquisition of PSI                                    -         (1,693)
  Stock issuable to Thermo Instrument in
    connection with acquisition of NESLAB                 -        (32,571)
  Debt assumed in connection with acquisition
    of NESLAB                                             -        (44,907)
                                                   --------       --------

    Liabilities assumed of acquired companies      $      -       $ 13,194
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMOSPECTRA CORPORATION


                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by ThermoSpectra Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 3, 1998, the results of operations for the three- and nine-month periods ended October 3, 1998, and September 27, 1997, and the cash flows for the nine-month periods ended October 3, 1998, and September 27, 1997. Interim results are not necessarily indicative of results for a full year.

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

3.  Earnings (Loss) per Share

    Basic and diluted earnings (loss) per share were calculated as follows:

                              Three Months Ended        Nine Months Ended
                              -------------------      -------------------
(In thousands except          Oct. 3,   Sept. 27,      Oct. 3,   Sept. 27,
per share amounts)               1998        1997         1998        1997
--------------------------------------------------------------------------
Basic
Net Income (Loss)             $(2,503)    $   705      $ 1,057     $ 3,230
                              -------     -------      -------     -------

Weighted Average Shares        12,568      12,497       12,564      12,469
Shares Issuable for
  Acquisition of NESLAB         2,759       2,759        2,759       2,021
                              -------     -------      -------     -------

Weighted Average Shares,
  as Adjusted                  15,327      15,256       15,323      14,490
                              -------     -------      -------     -------

Basic Earnings (Loss) per
  Share                       $  (.16)    $   .05      $   .07     $   .22
                              =======     =======      =======     =======

                              Three Months Ended        Nine Months Ended
                              -------------------      -------------------
(In thousands except          Oct. 3,   Sept. 27,      Oct. 3,   Sept. 27,
per share amounts)               1998        1997         1998        1997
--------------------------------------------------------------------------
Diluted
Net Income (Loss)             $(2,503)    $   705      $ 1,057     $ 3,230
                              -------     -------      -------     -------

Basic Weighted Average
  Shares                       15,327      15,256       15,323      14,490
Effect of Stock Options             -          88           25         133
                              -------     -------      -------     -------

Weighted Average Shares,
  as Adjusted                  15,327      15,344       15,348      14,623
                              -------     -------      -------     -------

Diluted Earnings (Loss) per
  Share                       $  (.16)    $   .05      $   .07     $   .22
                              =======     =======      =======     =======

    The computation of diluted earnings (loss) per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 3, 1998, there were 715,550 of such options outstanding, with exercise prices ranging from $10.54 to $17.15 per share.

4.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net-of-tax gains and losses from available-for-sale investments. During the third quarter of 1998 and 1997, the Company had a comprehensive loss of $2,563,000 and comprehensive income of $432,000, respectively. During the first nine months of 1998 and 1997, the Company had comprehensive income of $1,701,000 and $2,290,000, respectively.

5.  Restructuring and Related Costs

    During the third quarter of 1998, the Company recorded restructuring and related costs of $5,361,000. Restructuring costs of $4,282,000 consist of $3,708,000 related to severance costs for 259 employees across all functions and $574,000 related primarily to facility-closing costs. The charge for facility-closing costs includes $490,000 for write-downs of related fixed assets. In addition, the Company recorded a $1,079,000 inventory write-down related to the discontinuation of certain underperforming products, which is included in cost of revenues in the accompanying statement of operations. In connection with these actions, the Company expects to incur an additional $1.4 million of costs during the fourth quarter of 1998 and the first quarter of 1999 for costs not permitted as charges in the third quarter of 1998, pursuant to the requirements of Emerging Issues Task Force Pronouncement 94-3. These costs primarily include costs for certain employee relocation and related costs. The Company plans to complete implementation of its restructuring plan in early 1999. As of October 3, 1998, the Company had terminated 135 employees and had expended $680,000 of the established reserves. The remaining liability for severance and facility-closing costs of $3,112,000 is included in other accrued expenses in the accompanying balance sheet as of October 3, 1998.

6.  Proposed Reorganization

    On August 12, 1998, Thermo Electron Corporation announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. As part of this reorganization, Thermo Electron announced that the Company may be taken private and become a wholly owned subsidiary of Thermo Instrument Systems Inc. Shareholders of the Company would receive cash or shares of the common stock of Thermo Instrument in exchange for their shares of the Company's common stock. The completion of this transaction is subject to numerous conditions, including the establishment of prices or exchange ratios; confirmation of anticipated tax consequences; the approval of the Board of Directors of Thermo Instrument; the negotiation and execution of a definitive merger agreement; the receipt of a fairness opinion from an investment banking firm that the transaction is fair to the Company's shareholders (other than Thermo Instrument and Thermo Electron) from a financial point of view; the approval of the Company's Board of Directors, including its independent directors; and clearance by the Securities and Exchange Commission of any necessary documents regarding the proposed transaction.

7.  Subsequent Event

    On October 5, 1998, the Company acquired the assets, subject to certain liabilities, of Topometrix Corporation, a scanning-probe microscope manufacturing business, for approximately $8,000,000 in cash, subject to a post-closing adjustment. To date, no information has been gathered that would cause the Company to believe that the post-closing adjustment will be material. The acquisition will be accounted for using the purchase method of accounting and its results will be included in the Company's results from the date of acquisition.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes,"

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Overview

    The Company develops, manufactures, and markets precision imaging, inspection, temperature-control, and test and measurement instruments. These instruments are generally combined with proprietary operations and analysis software to provide industrial and research customers with integrated systems that address their specific needs. The Company's products include test and measurement systems consisting of digital oscillographic recorders, digital storage oscilloscopes (DSOs), and data- acquisition systems; X-ray microanalyzers; X-ray fluorescence instruments; nondestructive X-ray inspection systems; specialty X-ray tubes; and confocal laser scanning microscopes. In 1997, the Company broadened its product offerings through the acquisitions of Park Scientific Instruments Corporation (PSI), a manufacturer of scanning-probe microscopes; NESLAB Instruments, Inc., a supplier of temperature-control products; and Sierra Research and Technology Inc. (SRT), a manufacturer of systems used for the rework and repair of printed circuit boards. In October 1998, the Company acquired Topometrix, a manufacturer of scanning-probe microscopes.

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

    A significant portion of the Company's total revenues is attributable to the sale of products and related services to customers in the semiconductor industry. The semiconductor industry has historically been cyclical and is characterized by sudden and sharp changes in supply and demand. Demand for the Company's products and services within the semiconductor industry is dependent upon, among other factors, the level of capital spending by semiconductor companies. The semiconductor industry is currently being affected in all regions due to a downturn in orders. Customers have reacted to these business difficulties by delaying equipment deliveries and investments in capacity and strategic programs. There is a high degree of uncertainty regarding the length and severity of the current industry downturn. Further decreases in semiconductor activities could have a significant adverse effect upon the demand for the Company's products and related services, which would materially adversely affect the Company's business and future results of operations.

    The Company conducts all of its manufacturing operations in the United States, except for the production of certain DSOs that are manufactured in England. The Company sells its products worldwide. During 1997, exports from the Company's U.S. and foreign subsidiaries to the Far East represented 15% of total revenues. Exports to Japan represented 8% of total revenues and exports to Taiwan, South Korea, and Singapore, collectively, represented 5% of total revenues. Asia is experiencing a severe economic crisis, which has been characterized by sharply reduced economic activity and liquidity, highly volatile foreign-currency-exchange and interest rates, and unstable stock markets. The Company's sales in Asia have been, and are expected to continue to be, adversely affected by the unstable economic conditions there. Additionally, certain of the Company's customers located outside of the Asian region could be adversely affected by the unstable economic conditions in Asia.

    The Company anticipates that a significant portion of its revenues will continue to be from sales to customers outside the United States. The Company's business activities outside the United States are conducted through sales and service subsidiaries and through third-party representatives and distributors. The results of the Company's international operations are subject to foreign currency fluctuations, and the exchange-rate value of the dollar may have a significant impact on both revenues and earnings. The Company may use forward contracts to reduce its exposure to currency fluctuations.

Results of Operations

Third Quarter 1998 Compared With Third Quarter 1997

    Revenues decreased 16%, or $8.2 million, to $44.1 million in the third quarter of 1998 from $52.3 million in the third quarter of 1997, primarily due to the downturn in the semiconductor industry as discussed in the overview above. Revenues decreased $1.8 million due to the exclusion of revenues from the NIS product lines that were sold in late 1997 and early 1998 (Note 2). Revenues were adversely affected by approximately $0.3 million due to the strengthening in the value of the U.S. dollar relative to currencies in foreign countries in which the Company operates. Revenues from the Company's temperature-control business, which represented 31% of the Company's third quarter 1998 revenues, decreased $2.6 million, or 16%, to $13.7 million as a result of a severe reduction in capital-equipment expenditures in the semiconductor industry. Excluding the impact of dispositions and foreign exchange, combined revenues at the Company's imaging and inspection companies, which represented 45% of the Company's third quarter 1998 revenues, decreased $1.8 million to $20.0 million, primarily due to reduced demand for semiconductor-related products and a downturn in the overseas markets. Combined revenues at the Company's test and measurement companies, which represented 24% of the Company's third quarter 1998 revenues, decreased $1.7 million, or 14%, to $10.4 million due to decreased demand for their products. The Company's backlog decreased $12.2 million during the second and third quarters of 1998 to $24.2 million. The backlog was adversely affected by the downturn in the semiconductor industry, sales to which represented approximately 30% of the Company's 1997 revenues. As a result, the Company's results of operations for the second and third quarters of 1998 may not be indicative of future results.

    Excluding an inventory write-down of $1.1 million in the third quarter of 1998, primarily for the discontinuation of certain underperforming products (Note 5), and an inventory write-down in the third quarter of 1997 at Nicolet Imaging Systems (NIS), the gross profit margin was unchanged at 40% in the third quarter of 1998 and 1997.

    Selling, general, and administrative expenses as a percentage of revenues increased to 29% in the third quarter of 1998 from 26% in the third quarter of 1997, primarily due to decreased revenues. The impact of decreased revenues was offset in part by lower employment and spending levels at most of the Company's subsidiaries in response to the revenue decline.

    Research and development expenses declined to $3.6 million in the third quarter of 1998 from $4.3 million in the third quarter of 1997 due to the discontinuation of underperforming products, completion of efforts as a result of new-product releases, and a decrease in professional services.

    In addition to the inventory write-down, the Company recorded restructuring costs of $4.3 million during the third quarter of 1998 (Note 5). Of these charges, $3.7 million represents severance costs and $0.6 million represents facility-closing costs. The Company plans to complete the implementation of its restructuring plan in early 1999. In connection with the closing of certain facilities, the Company expects to incur an additional $1.4 million of costs during the fourth quarter of 1998 and the first quarter of 1999.

    Interest income increased to $0.3 million in the third quarter of 1998 from $0.1 million in the third quarter of 1997, due to higher average invested balances. Interest expense, related party, primarily represents interest incurred on the $60.0 million aggregate amount of promissory notes issued to Thermo Electron Corporation in 1997 in connection with acquisitions and decreased in 1998 due to the repayment of a $15.0 million promissory note to Thermo Electron in August 1998.

    During the third quarter of 1998, the Company sold the shares of SteriGenics International, Inc. common stock that were received in connection with the 1997 sale of its Linac business, resulting in a gain of $713,000.

    The Company's effective tax rate was a benefit of 40% in the third quarter of 1998, compared with a provision of 43% in the third quarter of 1997. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies for certain of the Company's acquisitions.

First Nine Months 1998 Compared With First Nine Months 1997

    Revenues increased 5%, or $7.0 million, to $146.2 million in the first nine months of 1998 from $139.1 million in the first nine months of 1997. Revenues increased $16.8 million, net, due to the inclusion of revenues for the full 1998 period from NESLAB, acquired for accounting purposes effective March 1997; PSI, acquired in March 1997; and SRT, acquired in July 1997; and the exclusion of revenues from the NIS product lines that were sold. Revenues were adversely affected by approximately $1.0 million due to the strengthening in the value of the U.S. dollar relative to currencies in foreign countries in which the Company operates. Excluding the impact of foreign exchange, combined revenues at the Company's test and measurement companies, which represented 22% of the Company's revenues in the first nine months of 1998, decreased $3.8 million, or 10%, due to decreased demand. Comparable-period revenues at the Company's temperature-control business, which represented 33% of the Company's revenues in the first nine months of 1998, decreased $3.1 million, or 9%, as a result of a severe reduction in capital-equipment expenditures in the semiconductor industry. Excluding the impact of acquisitions, dispositions, and foreign exchange, combined revenues at the Company's imaging and inspection companies, which represented 45% of the Company's revenues in the first nine months of 1998, decreased $1.8 million, or 3%, primarily due to reduced demand for semiconductor-related products, a downturn in the overseas markets, and a large shipment at Kevex Instruments that occurred in the first quarter of 1997. The Company's backlog decreased $16.2 million during the first nine months of 1998 to $24.2 million, primarily due to the downturn in the semiconductor industry. As a result, the Company's results of operations for the first nine months of 1998 may not be indicative of future results.

    Excluding the inventory write-downs in 1998 and 1997 discussed in the results of operations for the third quarter, the gross profit margin was unchanged at 42% in the first nine months of 1998 and 1997.

    Selling, general, and administrative expenses as a percentage of revenues were unchanged at 27% in the first nine months of 1998 and 1997.

    Research and development expenses increased slightly to $12.3 million in the first nine months of 1998 from $12.1 million in the first nine months of 1997. Increases due to the inclusion of NESLAB and PSI for the full period in 1998 were substantially offset by decreased spending as discussed in the results of operations for the third quarter.

    In addition to the inventory write-downs, the Company recorded restructuring costs of $4.3 million in 1998, compared with $0.8 million in 1997 (Note 5). Of the 1998 charges, $3.7 million represents severance costs and $0.6 million represents facility-closing costs. The Company plans to complete the implementation of its restructuring plan in early 1999.

    Interest income increased to $1.1 million in the first nine months of 1998 from $0.5 million in the first nine months of 1997, due to higher average invested balances. Interest expense, related party, primarily represents interest incurred on the $60.0 million aggregate amount of promissory notes issued to Thermo Electron in 1997 in connection with acquisitions.

    During the third quarter of 1998, the Company sold the shares of SteriGenics common stock that were received in connection with the 1997 sale of its Linac business, resulting in a gain of $713,000.

    The effective tax rate was 43% in the first nine months of 1998, compared with 42% in the first nine months of 1997. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies for certain of the Company's acquisitions.

Liquidity and Capital Resources

    Consolidated working capital was $62.0 million at October 3, 1998, excluding the notes payable of $60.0 million due to Thermo Electron in 1999 (see discussion below), compared with working capital of $53.5 million at January 3, 1998. Included in working capital are cash, cash equivalents, and available-for-sale investments of $20.5 million at October 3, 1998, compared with $22.8 million at January 3, 1998. Cash provided by operating activities was $10.7 million in the first nine months of 1998. A decrease in accounts receivable provided $2.1 million of cash and a decrease in accounts payable used $3.3 million of cash, primarily due to the decline in revenues and corresponding decline in purchases as a result of the downturn in the semiconductor industry.

    Cash of $4.1 million was provided by investing activities during the first nine months of 1998. During this period, the Company received cash of $0.8 million from the sale of a product line (Note 2), $2.8 million from the sale of available-for-sale investments, and $2.1 million from the sale of property, plant, and equipment, primarily from the sale of a building by Gould. The Company expended $1.4 million during the period for purchases of property, plant, and equipment and plans to spend an additional $1.6 million for capital expenditures during the remainder of 1998.

    On October 5, 1998, the Company acquired the assets, subject to certain liabilities, of Topometrix Corporation, a scanning-probe microscope manufacturing business, for approximately $8.0 million in cash, subject to a post-closing adjustment. To date, no information has been gathered that would cause the Company to believe that the post-closing adjustment will be material.

    In August 1998, the Company used $15.0 million to repay a promissory note to Thermo Electron.

    The Company expects to generate positive cash flow from its existing operations. The Company currently is not contemplating making additional acquisitions for the foreseeable future. Thermo Electron has indicated that it will seek repayment of the notes due to it in 1999 only to the extent the Company's cash flow permits such repayment. Accordingly, the Company believes that its existing resources and cash provided by operations are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

Year 2000

    The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading internal business systems and facilities; (ii) testing and developing necessary upgrades for the Company's current products and certain discontinued products; (iii) contacting key suppliers, vendors, and customers to determine their year 2000 compliance status; and (iv) developing contingency plans.

The Company's State of Readiness

    The Company has tested and evaluated its critical information technology systems for year 2000 compliance, including its significant computer systems, software applications, and related equipment. The Company is currently in the process of upgrading or replacing its noncompliant systems. In most cases, such upgrades or replacements are being made in the ordinary course of business. The Company expects that all of its material information technology systems will be year 2000 compliant by the end of 1999. The Company is also evaluating the potential year 2000 impact on its facilities, including its buildings and utility systems. Any problems that are identified will be prioritized and remediated based on their assigned priority. The Company will continue periodic testing of its critical internal business systems and facilities in an effort to minimize operating disruptions due to year 2000 issues.

    The Company believes that all of the material products that it currently manufactures and sells are year 2000 compliant. However, as many of the Company's products are complex, interact with third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant. The Company is continuing to test and evaluate such products and may offer upgrades or alternative products where reasonably practicable.

    The Company is in the process of identifying and contacting suppliers, vendors, and customers that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers, vendors, and customers. The Company intends to follow-up and monitor the year 2000 compliant progress of significant suppliers, vendors, and customers that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires.

Contingency Plan

    The Company intends to develop a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products and significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

    To date, costs incurred in connection with the year 2000 issue have been incurred in the ordinary course of upgrading the Company's products and operating systems. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance.

Risks of the Company's Year 2000 Issues

    While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. If any of the Company's material suppliers, vendors, or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. The Company's research and development, production, distribution, financial, administrative, and communications operations might be disrupted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition.

PART II - OTHER INFORMATION

Item 2 - Changes in Securities

(c) Recent Sales of Unregistered Securities

    On October 22, 1998, the Company issued 2,759,042 shares of its common stock to Thermo Instrument in connection with the Company's acquisition of NESLAB Instruments, Inc., NESLAB Instruments Europa BV, and NESLAB Instruments Ltd. from Thermo Instrument. Exemption from registration for this transaction is claimed under Section 4(2) of the Securities Act of 1933, as amended.

Item 4 - Submission of Matters to a Vote of Security Holders

    On September 22, 1998, at a Special Meeting of Shareholders, the Company's shareholders approved the listing of 2,759,042 shares of the Company's common stock on the American Stock Exchange, in connection with the Company's 1997 acquisition of NESLAB Instruments, Inc., NESLAB Instruments Europa BV, and NESLAB Instruments Ltd. from Thermo Instrument, as follows: 10,285,500 shares voted in favor of the proposal, 7,736 shares voted against the proposal, and 2,025 shares abstained. No broker nonvotes were recorded.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

(b) Reports on Form 8-K

    On August 13, 1998, the Company filed a Current Report on Form 8-K dated August 12, 1998, with respect to a proposed reorganization by the Company's ultimate parent corporation, Thermo Electron Corporation, involving certain of Thermo Electron's subsidiaries, including the Company.

    On September 29, 1998, the Company filed a Current Report on Form 8-K dated September 29, 1998, with respect to restructuring and related charges recorded during the third quarter of 1998.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 9th day of November 1998.

                                         THERMOSPECTRA CORPORATION



                                         Paul F. Kelleher
                                         ----------------------------
                                         Paul F. Kelleher
                                         Chief Accounting Officer



                                         John N. Hatsopoulos
                                         ----------------------------
                                         John N. Hatsopoulos
                                         Chief Financial Officer and
                                          Senior Vice President

                                  EXHIBIT INDEX


Exhibit
Number     Description of Exhibit
-----------------------------------------------------------------------------
  27       Financial Data Schedule.