Form 10-K
period 1999-01-02
THERMOSPECTRA CORP
filed 1999-03-17
CIK 929807

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
            ----------------------------------------------------

                                 FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended January 2, 1999.

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.

                       Commission file number 1-13876

                         THERMOSPECTRA CORPORATION
           (Exact name of Registrant as specified in its charter)

Delaware                                                         04-3242970
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

8 East Forge Parkway
Franklin, Massachusetts                                               02038
(Address of principal executive offices)                         (Zip Code)

     Registrant's telephone number, including area code: (781) 622-1000

        Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                  Name of each exchange on which registered
Common Stock, $.01 par value                  American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:
                                    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 29, 1999, was approximately $12,301,000.

As of January 29, 1999, the Registrant had 15,327,197 shares of Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 2, 1999, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1999, are incorporated by reference into
Part III.

                                   PART I

Item 1.  Business

(a) General Development of Business

    ThermoSpectra Corporation (the Company or the Registrant) develops, manufactures, and markets imaging and inspection, temperature control, and test and measurement instruments. These instruments are generally combined with proprietary operations and analysis software to provide industrial and research customers with integrated systems that address their specific needs. The Company's businesses operate in three segments. The Imaging and Inspection segment develops, manufactures, and markets X-ray instruments, X-ray sources, and X-ray imaging systems as well as an assortment of scanning probe and confocal laser scanning microscopes, all of which are used in a variety of analytical- and inspection-oriented applications. In October 1998, the Imaging and Inspection segment purchased the assets, subject to certain liabilities, of TopoMetrix Corporation, a manufacturer of scanning probe microscopes, for approximately $8 million in cash, subject to a post-closing adjustment. This segment is also engaged in the manufacture of systems that rework and repair printed circuit boards that have failed quality control inspection. The Temperature Control segment manufactures and markets precision temperature control systems for analytical, laboratory, industrial, R&D, laser, and semiconductor applications. The Test and Measurement segment develops, manufactures, and markets data-acquisition systems, digital oscilloscopes, and recording systems used primarily in product development and process monitoring settings.

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

    The Company was incorporated in Delaware in August 1994 as an indirect, wholly owned subsidiary of Thermo Instrument Systems Inc. As of January 2, 1999, Thermo Instrument owned 12,637,417 shares of the Company's common stock, representing 82% of such stock outstanding. During 1998*, Thermo Instrument purchased 880,900 shares of Company common stock in the open market for a total purchase price of $9.0 million. Thermo Instrument develops, manufactures, markets, and services instruments and software used for the identification and quantification of complex molecular compounds and elements in gases, liquids, and solids. Uses include pharmaceutical drug research and clinical diagnostics, monitoring and measuring environmental pollutants, industrial inspection, and test and control for quality assurance and productivity improvement. In addition, Thermo Instrument develops, manufactures, markets, and services equipment for the measurement, preparation, storage, and automation of sample materials, and photonics and vacuum components for original equipment manufacturers. Thermo Instrument is an 85%-owned subsidiary of Thermo Electron Corporation. As of January 2, 1999, Thermo Electron owned 1,491,453 shares of the Company's common stock, representing 10% of such stock outstanding. During 1998, Thermo Electron purchased 537,200 shares of Company common stock in the open market for a total purchase price of $5.6 million. Thermo Electron is a world leader in monitoring, analytical, and biomedical instrumentation; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; and paper recycling and papermaking equipment. Thermo Electron also develops alternative-energy systems and clean fuels, provides a range of services including industrial outsourcing and environmental-liability management, and conducts research and development in advanced imaging, laser, and electronic information-management technologies.

    On August 12, 1998, Thermo Electron announced a proposed
reorganization involving certain of Thermo Electron's subsidiaries, including the Company. As part of this reorganization, Thermo Electron announced that the Company may be taken private. It is currently contemplated that the Company's public shareholders would receive cash in exchange for their shares of common stock of the Company. The proposed transaction is subject to a number of conditions, as outlined in Note 14 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.
--------------------
 * References to 1998, 1997, and 1996 herein are for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996, respectively.

Forward-looking Statements

    Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1998 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b) Financial Information About Industry Segments

    Financial information concerning the Company's industry segments is summarized in Note 11 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

(c) Description of Business

    (i)  Principal Products and Services

    The Company manufactures and markets a variety of advanced instrumentation that employs a broad range of technologies.

Imaging and Inspection

    The Company's Kevex Instruments and NORAN Instruments subsidiaries manufacture X-ray analytical instruments enhanced by real-time digital imaging technology for the electronics, aerospace, and automotive industries, among others. Product lines in this segment include several X-ray microanalysis instruments that analyze the chemical composition of microscopic samples by detecting, collecting, sorting, and measuring X-rays emitted by a sample that has been excited by an energy source. The Company also manufactures a range of X-ray fluorescence instruments that incorporate an X-ray source into the instrument to excite the sample.

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

    The Company's Nicolet Imaging Systems (NIS) division manufactures real-time, nondestructive X-ray imaging systems for quality-control inspection. NIS' products are used to inspect high-reliability, high-liability products (i.e., components for the telecommunications industry and those used in airbag assembly in the automotive industry). The Company's line of X-ray inspection products are among the most complete on the market, ranging from manual, industrial inspection systems to fully automated, conveyorized circuit board analysis systems for high-volume electronics manufacturing. The Company markets its X-ray inspection systems worldwide through a network of domestic and international sales representatives.

    Through the Company's Sierra Research and Technology (SRT) subsidiary, the Company manufactures systems for the rework and repair of printed circuit boards that have failed quality-control inspection. The product line includes systems that remove defective components from the board, clean away excess solder, redispense solder to the board, and replace components. This is facilitated by proprietary software that allows for increased automation and ease of use when incorporated into the system. The Company sells its circuit board-repair systems through a combination of distributors and sales representatives.

    Through its ThermoMicroscopes Corporation subsidiary, which includes TopoMetrix Corporation, acquired in October 1998, the Company designs, manufactures, and sells a family of scanning probe microscopes including vacuum, ambient air, and liquid cell systems. Scanning probe microscopy is a new imaging tool that offers three-dimensional resolution used for studying the surface properties of materials down to the atomic level. Scanning probe microscopes can measure such physical surface properties as magnetic fields, surface conductivity, and static-charge distribution. ThermoMicroscopes' instruments are used for academic, semiconductor, computer storage, materials science, optics, and life science applications. The Company sells its scanning probe microscopes through a direct sales force, representatives, and distributors throughout the world.

    The Company's NORAN subsidiary manufactures confocal laser scanning microscopes that create an image of a sample by rapidly scanning it with a laser light source. Confocal microscopes provide greatly enhanced depth resolution over conventional optical microscopes. The Company sells its confocal laser scanning microscopes through a direct sales force and through distributors and sales representatives.

    Revenues from imaging and inspection systems represented 45%, 46%, and 54% of the Company's total revenues in 1998, 1997, and 1996, respectively.

Temperature Control

    Through its NESLAB subsidiary, acquired effective March 1997, the Company manufactures and markets precision temperature control systems for analytical, laboratory, industrial, R&D, laser, and semiconductor applications. The laboratory product line includes constant-temperature bath/circulators and immersion coolers typically used for cell culture, incubations, refractometer cooling, and general research and development. The industrial product line features self-contained cooling systems that pump chilled water through water-cooled equipment such as lasers; analytical instrumentation such as X-ray diffraction; and, in the semiconductor industry, etchers and ion implanters.

    The Company sells its temperature control systems through a direct sales force in the U.S. and Europe, and through a network of distributors and sales representatives in the rest of the world.

    Revenues from temperature control systems represented 32% and 28% of the Company's total revenues in 1998 and 1997, respectively.

Test and Measurement

    The Company's Nicolet Instrument Technologies and Gould Instrument Systems subsidiaries manufacture data-acquisition systems, digital oscilloscopes, and recording systems addressing a broad range of applications, primarily in product development and process monitoring settings. Markets served include automotive, power, medical research, telecommunications, and TV and video. The product family enables the analysis and display of most common signal types such as voltage, pressure, current, strain, acceleration, and temperature.

    The Company markets its test and measurement instruments in the United States and Europe through a combination of direct salespeople, distributors, and sales representatives, and in the rest of the world through over 90 distributors and sales representatives.

    Revenues from test and measurement instruments represented 23%, 26%, and 46% of the Company's total revenues in 1998, 1997, and 1996, respectively.

    (ii) and (xi) New Products; Research and Development

    The Company maintains active programs for the development of both hardware and software to create new applications for its instruments that address related market segments and to enhance existing applications. Research and development expenses for the Company were $16.3 million, $17.3 million, and $12.9 million in 1998, 1997, and 1996, respectively.

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

    (vii)  Dependency on a Single Customer

    No single customer accounted for more than 10% of the Company's total revenues in any of the past three years.

    (viii)  Backlog

    The Company's backlog of firm orders at year-end 1998 and 1997 was:

(In thousands)                                                                              1998       1997
-------------------------------------------------------------------------------------- ---------- ----------

Imaging and Inspection                                                                   $17,579    $19,482
Temperature Control                                                                        6,043     17,963
Test and Measurement                                                                       2,419      2,946
                                                                                         -------    -------
                                                                                         $26,041    $40,391
                                                                                         =======    =======

    Decreases in backlog at the Imaging and Inspection and Temperature Control segments were primarily due to the downturn in orders from customers in the semiconductor industry which is currently experiencing a slowdown in demand. The Company believes that substantially all of the backlog as of January 2, 1999, will be shipped during 1999. Certain of such firm orders are cancelable by the customer upon payment of a cancellation charge.

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

Imaging and Inspection

    The Company competes in both the high- and mid-end of the X-ray microanalysis market. In the high-end of this market, the Company offers superior imaging and user-interface software. By incorporating high performance workstations in some of its systems, the Company believes it offers its customers superior ability to collect, analyze, and display images, and to network into a broader laboratory environment. The Company also offers mid-level products in this market, with instruments that operate on a personal-computer platform. The Company competes in the mid-end of this market on the basis of quality, performance, and price. The primary competitors in this segment are Link Analytical Limited, a wholly owned subsidiary of Oxford Instruments plc, and EDAX Inc.

    The Company's X-ray fluorescence product offerings compete in the high-end of this market. The Company believes that its strong X-ray source and detector technology gives its products unique capabilities for industrial process analysis. The Company competes on the basis of quality, performance, technology, and price. The primary competitors in this segment are Horiba Ltd., Seiko Instruments Inc., and Jordan Valley Applied Radiation, Ltd.

    The Company competes in the specialty X-ray source market on the basis of quality and price. Competitors in such markets include Hamamatsu Photonics KK, True Focus Inc., and Oxford.

    In the X-ray inspection market, the Company competes on the basis of superior imaging performance, imaging analysis algorithms, customer-applications expertise, overall machine flexibility and quality, and price. In the manual segment of the X-ray inspection market, the Company competes primarily with a few small companies. In the automated segment, its main competitor is Four Pi, a subsidiary of Hewlett-Packard Company. No company occupies an across-the-board dominant position. Competitors also include manufacturers of visible and laser-based inspection systems.

    SRT competes primarily on the basis of technological innovation, performance, and price. SRT's main competitors are Fine Tech, AirVac, Conceptronics, OK Industries, APE, Manncorp, Pace, Mannix, and SEC.

    The Company competes in the scanning probe microscope market on the basis of quality, performance, and price. The dominant competitor in this market is Digital Instruments Inc. In addition, Seiko Instruments USA Inc. is also a significant competitor.

    The Company competes primarily in the high-speed imaging segment of the confocal microscopy market. The Company competes by offering a higher-speed imaging capability than its competitors. The Company also competes by offering a highly integrated software package to its customers. The Company competes to a lesser extent on the basis of price. Major competitors in the overall confocal life sciences market include Bio-Rad Laboratories, Inc., Carl Zeiss, Inc., Leica PLC, and Nikon, Inc.

Temperature Control

    NESLAB competes primarily on the basis of performance, price, and customer service. The Company's main competitors are Brinkmann Instruments Inc. and Julabo USA Inc. NESLAB has established a strong competitive position in the laboratory/research and development market and in the semiconductor market. The Company believes NESLAB has distinguished itself from its competitors in the areas of software control systems and customizing design capabilities.

Test and Measurement

    In the broad-based test and measurement market, the Company competes with products offering a wide range of measurement capabilities and price points. The Company competes on the basis of quality of the measurement and analysis capability of its products. The Company's product lines compete in certain markets in the industry, mostly differentiating themselves on the quality of measurement and analysis capabilities. To a much lesser degree, the Company competes on price.

    A common competitor for the Company across all test and measurement product lines is Yokogawa Corporation. The Company also competes with Hewlett Packard and Tektronix in the general-purpose digital storage oscilloscope marketplace. In the oscillographic recorder marketplace, the primary competition comes from Astro-Med and Graphtec Corporation of Japan. In the data-acquisition marketplace, the Company competes in a variety of applications and markets against a range of competitors. Primary competition at the low end of the marketplace comes from companies such as National Instruments and IOTech and in the high-performance segments competition comes from companies such as Hewlett-Packard, as well as many smaller regional suppliers.

    (xii)  Environmental Protection Regulations

    The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

    (xiii) Number of Employees

    As of January 2, 1999, the Company employed approximately 1,119 people.

(d) Financial Information About Geographic Areas

    Financial information about geographic areas is summarized in Note 11 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

(e) Executive Officers of the Registrant

     Name                  Age  Present Title (Fiscal Year First
                                Became Executive Officer)
     -----------------------------------------------------------------

     Barry S. Howe          42  President and Chief Executive Officer (1998)
     Richard S. Melanson    45  Senior Vice President (1997)
     Christopher J. Barron  50  Vice President (1994)
     Ronald W. Lindell      47  Vice President (1994)
     Theo Melas-Kyriazi     39  Chief Financial Officer (1994)
     Paul F. Kelleher       56  Chief Accounting Officer (1994)

    Each executive officer serves until his successor is chosen or appointed by the Board of Directors and qualified or until earlier resignation, death, or removal. Mr. Kelleher has held comparable positions for at least five years with Thermo Instrument and Thermo Electron. Mr. Howe has been President and Chief Executive Officer of the Company since March 1998. Prior to joining the Company, Mr. Howe was President and Chief Executive Officer of Thermo BioAnalysis Corporation, a publicly traded, majority-owned subsidiary of Thermo Instrument, from February 1995 to March 1998, and President of Thermo Instrument's Thermo Separation Products Inc. subsidiary and its predecessor, a manufacturer of liquid chromatography instruments, from September 1989 to December 1995. Mr. Melas-Kyriazi was appointed Chief Financial Officer of the Company and Thermo Electron on January 1, 1999. He joined Thermo Electron in 1986 as Assistant Treasurer, and became Treasurer in 1988. He was named President and Chief Executive Officer of the Company in 1994, a position he held until becoming Vice President of Corporate Strategy for Thermo Electron in 1998. Mr. Melas-Kyriazi remains a Vice President of Thermo Electron. Mr. Melanson has been a Senior Vice President of the Company since October 1997 and served as President of NESLAB Instruments Inc. from October 1997 to January 1999. Mr. Melanson was Vice President and General Manager of Philips ElectroScan from July 1996 to September 1997 and was President and Chief Executive Officer of ElectroScan Corporation from September 1989 to July 1996. Mr. Barron has been a Vice President of the Company since August 1994 and President of Nicolet Instrument Technologies, Inc. since August 1993. Mr. Barron held various positions within Nicolet Instrument Corporation (Nicolet) from May 1988 to August 1993. Nicolet is a wholly owned subsidiary of Thermo Optek Corporation, a publicly traded, majority-owned subsidiary of Thermo Instrument. Mr. Lindell has been a Vice President of the Company since August 1994 and President of Nicolet Imaging Systems since January 1994. Mr. Lindell was a founder of Imaging Systems International, Inc. and its President from November 1992 to January 1994. Each of the above-named officers is a full-time employee of the Company except for Messrs. Melas-Kyriazi and Kelleher, who are full-time employees of Thermo Electron but devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.    Properties

    The Company owns approximately 119,000 square feet of office, engineering, laboratory, and manufacturing space. The Imaging and Inspection segment owns approximately 117,000 square feet in Middleton, Wisconsin and Valencia, California. The Temperature Control segment owns approximately 2,000 square feet in Kempen, Cheshire, United Kingdom.

    The Company leases approximately 431,000 square feet of additional office, engineering, laboratory, and manufacturing space under leases expiring from 1999 through 2005. The Imaging and Inspection segment leases approximately 151,000 square feet principally in Sunnyvale, San Diego, and Scotts Valley, California, and Westford, Massachusetts. The Test and Measurement segment leases approximately 110,000 square feet principally in Valley View, Ohio, and Madison, Wisconsin. The Temperature Control segment leases approximately 170,000 principally in Newington, New Hampshire.

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

                                  PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters

    Information concerning the market and market price for the Registrant's Common Stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.    Selected Financial Data

    Information concerning the Registrant's selected financial data required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The information required under this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

    The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

    The Registrant's Consolidated Financial Statements as of January 2, 1999, and Supplementary Data are included in the Registrant's 1998 Annual Report to Shareholders and are incorporated herein by reference.

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

    List of Financial Statements and Schedules Referenced in this Item 14

    Information incorporated by reference from Exhibit 13 filed herewith:

       Consolidated Statement of Income
       Consolidated Balance Sheet
       Consolidated Statement of Cash Flows
       Consolidated Statement of Comprehensive Income and Shareholders'
        Investment
       Notes to Consolidated Financial Statements
       Report of Independent Public Accountants

    Financial Statement Schedules filed herewith:

       Schedule II:  Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b) Reports on Form 8-K

    On December 10, 1998, the Company filed a Current Report on Form 8-K, with respect to a proposed reorganization by the Company's ultimate parent corporation, Thermo Electron Corporation, involving certain of Thermo Electron's subsidiaries, including the Company.

(c) Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                                 SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 16, 1999               THERMOSPECTRA CORPORATION


                                    By:/s/ Barry S. Howe
                                        Barry S. Howe
                                        President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 16, 1999.

Signature                           Title


By: /s/ Barry S. Howe               President, Chief Executive Officer,
    Barry S. Howe                    and Director


By: /s/ Theo Melas-Kyriazi          Chairman of the Board, Chief Financial
    Theo Melas-Kyriazi               Officer, and Director


By: /s/ Paul F. Kelleher            Chief Accounting Officer
    Paul F. Kelleher


By: /s/ Joseph A. Baute             Director
    Joseph A. Baute


By: /s/ David J. Beaubien           Director
    David J. Beaubien


By: /s/ Robert E. Finnigan          Director
    Robert E. Finnigan


By: /s/ Elias P. Gyftopoulos        Director
    Elias P. Gyftopoulos


By: /s/ Earl R. Lewis               Director
    Earl R. Lewis

                  Report of Independent Public Accountants

To the Shareholders and Board of Directors of ThermoSpectra Corporation:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in ThermoSpectra Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 11 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                               Arthur Andersen LLP



Boston, Massachusetts
February 16, 1999


SCHEDULE II

                                        THERMOSPECTRA CORPORATION
                                    Valuation And Qualifying Accounts
                                              (In thousands)

Description                                    Provision     Accounts    Accounts    Other (a)     Balance
                                  Balance at  Charged to    Recovered     Written                   at End
                                   Beginning     Expense                      Off                  of Year
                                          of
                                        Year
-------------------------------- ------------ ----------- ------------ ----------- ------------ -----------

Allowance for Doubtful Accounts

Year Ended January 2, 1999          $  1,934     $   689     $      9     $  (449)    $    203     $ 2,386

Year Ended January 3, 1998          $  1,516     $   521     $    135     $  (704)    $    466     $ 1,934

Year Ended December 28, 1996        $  1,095     $   199     $      1     $  (436)    $    657     $ 1,516


Description                                    Balance at Established     Activity    Other (c)     Balance
                                                Beginning  as Cost of   Charged to                   at End
                                                  of Year Acquisition      Reserve                  of Year
--------------------------------------------- ----------- ------------ ----------- ------------ -----------

Accrued Acquisition Expenses (b)

Year Ended January 2, 1999                       $   586     $    747     $  (676)    $   (211)    $   446

Year Ended January 3, 1998                       $   776     $    761     $  (517)    $   (434)    $   586

Year Ended December 28, 1996                     $ 1,559     $  1,108     $(1,586)    $   (305)    $   776


Description                                                             Provision                  Balance
                                                           Balance at  Charged to    Cash Paid      at End
                                                            Beginning  Expense(e)                  of Year
                                                                   of
                                                                 Year
--------------------------------------------------------- ------------ ----------- ------------ -----------

Restructuring Reserves (d)

Year Ended January 2, 1999                                   $    244     $ 3,830     $ (1,615)    $ 2,459

Year Ended January 3, 1998                                   $  1,024     $   953     $ (1,733)    $   244

Year Ended December 28, 1996                                 $    308     $ 1,038     $   (322)    $ 1,024

(a) Includes allowance of businesses acquired during the year as described in Note 3 to Consolidated
    Financial Statements in the Registrant's 1998 Annual Report to Shareholders and the effect of foreign currency translation.
(b) The nature of activity in this account is described in Note 3 to Consolidated Financial Statements in the Registrant's
    1998 Annual Report to Shareholders.
(c)  Represents reversal of accrued acquisition expenses and corresponding reduction in cost in excess of net assets of acquired companies resulting from finalization of restructuring plans and the effect of foreign currency translation.
(d)  The nature of activity in this account is described in Note 4 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders.
(e)  Excludes provision of $0.5 million for an asset write-down.

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

  3.2      By-Laws of the Registrant (filed as Exhibit 3.2 to the
           Registrant's Registration Statement on Form S-1 [Reg. No. 33-93778] and incorporated herein by reference).

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

 10.6 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 4, 1997, between the Registrant and Thermo Instrument (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-13876] and incorporated herein by reference).

Exhibit
Number     Description of Exhibit

 10.7 ThermoSpectra - Park Scientific Instruments Corporation 1988 Incentive Stock Option Plan (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 [File No. 1-13876] and incorporated herein by reference).

 10.8 Lease Agreement dated as of November 30, 1995, between Nicolet Instrument Corporation and Nicolet Instrument Technologies, Inc. (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 [File No. 1-13876] and incorporated herein by reference).

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

 10.17 Restated Stock Holdings Assistance Plan and Form of Promissory Note (filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 [File No. 1-13876] and incorporated herein by reference).

Exhibit
Number     Description of Exhibit

 10.18 $5,000,000 Promissory Note dated as of August 1, 1997, issued by the Registrant to Thermo Electron (filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 [File No. 1-13876] and incorporated herein by reference).

 10.19 $45,000,000 Promissory Note dated as of September 12, 1997, issued by the Registrant to Thermo Electron (filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997 [File No. 1-13876] and incorporated herein by reference).

 13 Annual Report to Shareholders for the year ended January 2, 1999 (only those portions incorporated herein by reference).

 21        Subsidiaries of the Registrant.

 23        Consent of Arthur Andersen LLP.

 27        Financial Data Schedule.