Form 10-Q
period 1999-04-03
THERMOSPECTRA CORP
filed 1999-05-11
CIK 929807

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended April 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

              Class                         Outstanding at April 30, 1999
     Common Stock, $.01 par value                      15,335,416



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMOSPECTRA CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                      April 3, January 2,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents                                                            $ 18,094    $20,717
 Accounts receivable, less allowances of $2,240 and $2,386                              36,756     41,016
 Inventories:
   Raw materials and supplies                                                           19,020     18,355
   Work in process                                                                       5,341      5,899
   Finished goods                                                                        6,773      7,491
 Prepaid income taxes                                                                   13,119     10,188
 Other current assets                                                                    2,364      2,271
                                                                                      --------   --------

                                                                                       101,467    105,937
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 31,294     30,517
 Less:  Accumulated depreciation and amortization                                       14,669     13,526
                                                                                      --------   --------

                                                                                        16,625     16,991
                                                                                      --------   --------

Patents, Trademarks, and Other Assets                                                    6,923      7,280
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies                                     117,908    119,674
                                                                                      --------   --------

                                                                                      $242,923   $249,882
                                                                                      ========   ========





                            THERMOSPECTRA CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                      April 3, January 2,
(In thousands except share amounts)                                                       1999       1999
----------------------------------------------------------------------------------- ----------- ---------

Current Liabilities:
 Notes payable (includes $50,000 and $60,000 due to Thermo Electron)                  $ 52,747    $60,000
 Accounts payable                                                                       12,419     11,822
 Accrued payroll and employee benefits                                                   4,695      6,239
 Accrued installation and warranty expenses                                              4,532      4,362
 Deferred revenue                                                                        3,835      4,360
 Accrued income taxes                                                                    7,507      3,735
 Other accrued expenses (Notes 5 and 6)                                                 11,434     13,143
 Due to parent company and affiliated companies                                          3,807      4,528
                                                                                      --------   --------

                                                                                       100,976    108,189
                                                                                      --------   --------

Deferred Income Taxes and Other Deferred Items                                           4,767      3,558
                                                                                      --------   --------

Long-term Obligations, Due to Related Party                                              7,300      7,300
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.01 par value, 25,000,000 shares authorized;                               153        153
   15,335,839 and 15,327,620 shares issued
 Capital in excess of par value                                                        111,630    111,549
 Retained earnings                                                                      19,767     19,763
 Treasury stock at cost, 423 shares                                                         (7)        (7)
 Accumulated other comprehensive items (Note 2)                                         (1,663)      (623)
                                                                                      --------   --------

                                                                                       129,880    130,835
                                                                                      --------   --------

                                                                                      $242,923   $249,882
                                                                                      ========   ========
















The accompanying notes are an integral part of these consolidated financial statements.



                            THERMOSPECTRA CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $41,874    $53,067
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       25,111     30,397
 Selling, general, and administrative expenses                                          11,637     14,118
 Research and development expenses                                                       3,771      4,513
 Restructuring and related costs (Note 6)                                                  758          -
 Gain on sale of property, plant, and equipment                                            (45)      (339)
                                                                                       -------    -------

                                                                                        41,232     48,689
                                                                                       -------    -------

Operating Income                                                                           642      4,378

Interest Income                                                                            188        325
Interest Expense, Related Party                                                           (822)    (1,191)
                                                                                       -------    -------

Income Before Provision for Income Taxes                                                     8      3,512
Provision for Income Taxes                                                                   4      1,440
                                                                                       -------    -------

Net Income                                                                             $     4    $ 2,072
                                                                                       =======    =======

Basic and Diluted Earnings per Share (Note 3)                                          $     -     $  .14
                                                                                       =======    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  15,330     15,319
                                                                                       =======    =======

 Diluted                                                                                15,386     15,337
                                                                                       =======    =======

















The accompanying notes are an integral part of these consolidated financial statements.



                            THERMOSPECTRA CORPORATION


                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income                                                                           $      4    $ 2,072
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                         1,929      1,814
   Provision for losses on accounts receivable                                              (3)        14
   Gain on sale of property, plant, and equipment                                          (45)      (339)
   Other noncash items                                                                     241        493
   Changes in current accounts, excluding the effects of a disposition:
     Accounts receivable                                                                 3,463      1,974
     Inventories                                                                           246         83
     Other current assets                                                                 (141)      (257)
     Accounts payable                                                                      709          1
     Due to parent company and affiliated companies                                        232      4,227
     Other current liabilities                                                          (1,124)      (183)
                                                                                      --------    -------

       Net cash provided by operating activities                                         5,511      9,899
                                                                                      --------    -------

Investing Activities:
 Proceeds from sale of a product line                                                        -        750
 Purchases of property, plant, and equipment                                              (971)      (519)
 Proceeds from sale of property, plant, and equipment                                      137      1,657
 Refund of acquisition purchase price                                                      595          -
 Other                                                                                     243         10
                                                                                      --------    -------

       Net cash provided by investing activities                                             4      1,898
                                                                                      --------    -------

Financing Activities:
 Repayment of obligation to Thermo Electron                                            (10,000)         -
 Net proceeds from issuance of Company common stock                                         81         30
 Change in short-term borrowings                                                         2,818        (42)
                                                                                      --------    -------

       Net cash used in financing activities                                            (7,101)       (12)
                                                                                      --------    -------

Exchange Rate Effect on Cash                                                            (1,037)      (198)
                                                                                      --------    -------

Increase (Decrease) in Cash and Cash Equivalents                                        (2,623)    11,587
Cash and Cash Equivalents at Beginning of Period                                        20,717     20,672
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $ 18,094    $32,259
                                                                                      ========    =======





The accompanying notes are an integral part of these consolidated financial statements.



                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by ThermoSpectra Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 3, 1999, and the results of operations and cash flows for the three-month periods ended April 3, 1999, and April 4, 1998. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of January 2, 1999, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and, in the 1998 period, unrealized net of tax gains and losses from available-for-sale investments. During the first quarter of 1999 and 1998, the Company had a comprehensive loss of $1,036,000 and comprehensive income of $2,281,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                                       Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Basic
Net Income                                                                             $     4     $2,072
                                                                                       -------     ------

Weighted Average Shares                                                                 15,330     15,319
                                                                                       -------     ------

Basic Earnings per Share                                                               $     -     $  .14
                                                                                       =======     ======

Diluted
Net Income                                                                             $     4     $2,072
                                                                                       -------     ------

Weighted Average Shares                                                                 15,330     15,319
Effect of Stock Options                                                                     56         18
                                                                                       -------     ------

Weighted Average Shares, as Adjusted                                                    15,386     15,337
                                                                                       -------     ------

Diluted Earnings per Share                                                             $     -     $  .14
                                                                                       =======     ======

      The computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of April 3, 1999, there were 281,075 of such options outstanding, with exercise prices ranging from $11.03 to $17.15 per share.



4.     Business Segment Information

                                                                                       Three Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues:
 Imaging and Inspection                                                                $21,413    $22,993
 Temperature Control                                                                    12,033     18,592
 Test and Measurement                                                                    8,428     11,482
                                                                                       -------    -------

                                                                                       $41,874    $53,067
                                                                                       =======    =======

Income Before Provision for Income Taxes:
 Imaging and Inspection                                                                $   181     $1,691
 Temperature Control                                                                       527      2,592
 Test and Measurement                                                                      370        690
 Corporate (a)                                                                            (436)      (595)
                                                                                       -------    -------

 Total operating income                                                                    642      4,378
 Interest expense, net                                                                    (634)      (866)
                                                                                       -------    -------

                                                                                       $     8     $3,512
                                                                                       =======    =======

(a) Primarily general and administrative expenses.

5.     Accrued Acquisition Expenses

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Unresolved matters at April 3, 1999, primarily included completion of abandonment of excess facilities for TopoMetrix Corporation, acquired October 1998. A summary of the changes in accrued acquisition expenses, included in other accrued expenses in the accompanying balance sheet, follows:

                                                                               Abandonment
                                                                                 of Excess
(In thousands)                                                     Severance    Facilities         Total
-------------------------------------------------------------- -------------- ------------- -------------

Balance at January 2, 1999                                           $    30        $  416        $   446
 Usage                                                                     -          (234)          (234)
                                                                     -------        ------        -------

Balance at April 3, 1999                                             $    30        $  182        $   212
                                                                     =======        ======        =======



6.     Restructuring and Related Costs

      During the first quarter of 1999, the Company recorded restructuring costs of $758,000, which were accounted for in accordance with EITF 94-3. Such costs consist of $259,000 related to severance costs for four employees at a foreign sales office, $155,000 for facility-closure costs, and $344,000 related to certain business relocation and related costs. In addition, in 1998, the Company had recorded restructuring costs for severance for 259 employees, of which 182 were terminated in 1998. During the first quarter of 1999, the Company terminated 30 additional employees. A summary of the changes in accrued restructuring costs, included in other accrued expenses in the accompanying balance sheet, follows:

                                                                Abandonment
                                                                  of Excess
(In thousands)                                     Severance     Facilities          Other         Total
---------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 2, 1999                          $  2,459       $      -       $      -       $  2,459
 Charged to expense                                      259            155            344            758
 Usage                                                (1,360)          (155)          (344)        (1,859)
 Currency translation adjustment                         (21)             -              -            (21)
                                                    --------       --------       --------       --------

Balance at April 3, 1999                            $  1,337       $      -       $      -       $  1,337
                                                    ========       ========       ========       ========

      In connection with the Company's restructuring activities, the Company expects to incur approximately $400,000 of additional costs which, pursuant to the requirements of EITF 94-3, are not permitted as charges until incurred.
These additional costs primarily include costs for certain employee and business relocation and related costs. The Company plans to complete implementation of its restructuring plan in the second quarter of 1999.

7.     Proposed Reorganization

      During 1998, Thermo Electron Corporation announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. As part of this reorganization, Thermo Electron announced that the Company may be taken private. It is currently contemplated that the Company's public shareholders would receive cash in exchange for their shares of common stock of the Company. Representatives of Thermo Instrument Systems Inc. and the members of a special committee of the Company's independent directors (formed for the purpose of evaluating and negotiating the proposed transaction), along with their financial and legal advisors, have been conducting negotiations related to the pricing and terms of this proposed transaction. The completion of this transaction is subject to numerous conditions, including the establishment of the price; the approval of the Board of Directors of Thermo Instrument; the negotiation and execution of a definitive purchase and sale or merger agreement;
the receipt of a fairness opinion from an investment banking firm that the transaction is fair to the Company's shareholders (other than Thermo Instrument and Thermo Electron) from a financial point of view; the approval of the Company's special committee, as well as approval by the Company's entire Board of Directors; and clearance by the Securities and Exchange Commission of any necessary documents regarding the proposed transaction.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange
Commission.


Overview

      The Company develops, manufactures, and markets precision instruments in three segments: Imaging and Inspection, Temperature Control, and Test and Measurement. These instruments are generally combined with proprietary operations and analysis software to provide industrial and research customers with integrated systems that address their specific needs. The Imaging and Inspection segment includes X-ray microanalysis instruments; X-ray fluorescence instruments; nondestructive X-ray inspection systems; specialty X-ray tubes; and confocal laser scanning microscopes. In 1998, the Company acquired a manufacturer of scanning probe microscopes, TopoMetrix Corporation. The Test and Measurement segment consists of digital oscillographic recorders, digital storage oscilloscopes (DSO's), and data acquisition systems. The Company's
Temperature Control segment manufactures and markets precision temperature control systems for analytical, laboratory, industrial, research and development, laser, and semiconductor applications.

      The Company's growth strategy has included acquiring complementary businesses, developing new applications for its technologies to address related market segments, and strengthening its presence in selected geographic markets.
Because the Company competes primarily on the basis of its technology in all its segments, it will also need to continually improve the technology underlying the products of any company it acquires. One of the Company's principal goals during recent quarters has been to improve operating margins. As part of this plan, the Company completed the divestiture of a low-margin product line, and undertook certain other restructuring actions, during 1998.

      A significant portion of the Company's total revenues, primarily in the Imaging and Inspection and Temperature Control segments, is attributable to the sale of products and related services to customers in the semiconductor industry. The semiconductor industry has historically been cyclical and is characterized by sudden and sharp changes in supply and demand. Demand for the Company's products and services within the semiconductor industry is dependent upon, among other things, the level of capital spending by semiconductor companies. The semiconductor industry has been experiencing weakness in demand for its products as a result of the economic crisis in Asia, excess manufacturing capacity, and a slowdown in sales of high-end personal computers.
Many semiconductor manufacturers delayed construction or expansion of their production facilities in response to the foregoing conditions. This slowdown in semiconductor activity began to affect demand for the Company's products beginning in the second quarter of 1998. During the first quarter of 1999, the semiconductor industry has shown some increased activity, but not to the levels experienced prior to this most recent slowdown. Continued fluctuation in the semiconductor industry could have a significant adverse effect upon the demand for the Company's products and related services, which could materially adversely affect the Company's business and future results of operations.

      The Company conducts all of its manufacturing operations in the United
States. The Company sells its products worldwide. During 1998, exports to the Far East represented 15% of total revenues. Asia is experiencing a severe economic crisis, which has been characterized by sharply reduced economic activity and liquidity, highly volatile foreign currency exchange and interest rates, and unstable stock markets. The Company's sales to Asia have been, and are expected to continue to be, adversely affected by the unstable economic conditions in that region. Additionally, certain of the Company's customers located outside of the Asian region could be adversely affected by the unstable economic conditions in Asia.

      The Company anticipates that a significant portion of its revenues in all three segments will be from sales to customers outside the United States. The
Company's business activities outside the United States are conducted through sales and service subsidiaries and through third-party representatives and distributors. The results of the Company's international operations are subject to foreign currency fluctuations, and the exchange rate value of the dollar may have a significant impact on both revenues and earnings. The Company may use forward contracts to reduce its exposure to currency fluctuations.


Results of Operations

First Quarter 1999 Compared With First Quarter 1998

      Total revenues decreased to $41.9 million in the first quarter of 1999 from $53.1 million in the first quarter of 1998. Revenues at the Imaging and Inspection segment, excluding the impact of foreign currency translation, decreased $1.8 million, primarily due to a continued reduction in demand for semiconductor related products, a downturn in overseas markets, and reduced demand for products at Kevex Instruments. The decrease in revenues at the Imaging and Inspection segment was offset in part by an increase of $1.9 million due to the inclusion of revenues from TopoMetrix, acquired October 1998.
Revenues at the Company's Temperature Control segment, excluding the impact of foreign currency translation, decreased $6.7 million, principally due to a severe reduction in capital-equipment expenditures in the semiconductor industry. Revenues at the Company's Test and Measurement segment, excluding the impact of foreign currency translation, decreased $3.1 million, primarily due to decreased demand and a delay in shipments due to facility consolidations related to restructuring actions that commenced in 1998. The favorable effects of currency translation due to the strengthening of foreign currencies in countries in which the Company operates relative to the U.S. dollar increased revenues by $0.4 million. The Company's total backlog remained at $26.0 million during the first quarter of 1999 compared to year-end 1998.

      Gross profit margin decreased to 40% in the first quarter of 1999 from 43% in the first quarter of 1998, primarily due to lower sales volume. The decrease in gross profit margin was offset in part by reduced spending as a result of restructuring actions commenced in 1998.

      Selling, general, and administrative expenses decreased 18% to $11.6 million in the first quarter of 1999 from $14.1 million in the first quarter of 1998 in response to reduced revenues and as a result of restructuring actions commenced in 1998.

      Research and development expenses decreased to $3.8 million in the first quarter of 1999 from $4.5 million in the first quarter of 1998. The decreased spending primarily resulted from the discontinuation of research and development efforts on underperforming product lines and completion of efforts relating to new-product releases.

      The Company recorded $0.8 million of restructuring costs in the first quarter of 1999 (Note 6). In connection with the closing of certain facilities, the Company expects to incur approximately $0.4 million of additional costs in the second quarter of 1999.

      Interest income decreased to $0.2 million in the first quarter of 1999 from $0.3 million in the first quarter of 1998, principally due to lower average invested balances. Interest expense, related party, decreased due to the repayment to Thermo Electron of a promissory note.

      The tax provision was $4,000 in the first quarter of 1999 and $1.4 million in the first quarter of 1998. The effective tax rate in 1998 was 41%, which exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of costs in excess of net assets of acquired companies.

Liquidity and Capital Resources

      The Company had working capital of $0.5 million at April 3, 1999, compared with negative working capital of $2.3 million at January 2, 1999. Included in working capital are cash and cash equivalents of $18.1 million at April 3, 1999, compared with $20.7 million at January 2, 1999. Also included in working capital are notes payable to Thermo Electron of $50.0 million at April 3, 1999, and $60.0 million at January 2, 1999.

      During the first quarter of 1999, the Company's operating activities provided $5.5 million of cash. A decrease in accounts receivable, primarily due to lower revenues, provided $3.5 million of cash. An increase in accounts payable, due to the timing of payments, provided $0.7 million of cash. These increases in cash were reduced in part by the use of $1.1 million of cash to fund a decrease in other current liabilities, primarily for cash payments relating to severance and facility-closure costs (Note 6).



Liquidity and Capital Resources (continued)

      The Company's primary investing activities included $1.0 million expended for the purchase of property, plant, and equipment and a $0.6 million refund of a portion of the acquisition purchase price for Park Scientific Instruments
Corporation, which resulted from the final determination of the post-closing adjustment. During the remainder of 1999, the Company plans to expend approximately $3 million for the purchase of property, plant, and equipment.

      During the first quarter of 1999, the Company's financing activities used
$7.1 million of cash. The Company repaid $10.0 million of borrowings to Thermo
Electron. In addition, short-term borrowings provided $2.8 million of cash.

      The Company generally expects to have positive cash flow from its existing operations. Although the Company does not presently intend to actively seek to acquire additional businesses in the near future, it may acquire one or more complementary businesses if they are presented to the Company on terms the Company believes to be attractive. Such acquisitions may require significant amounts of cash. The Company expects that it would seek to finance any such acquisitions through a combination of internal funds and/or borrowings from Thermo Instrument or Thermo Electron, although it has no agreement with these companies to ensure that any additional funds will be available on acceptable terms or at all. Thermo Electron has indicated that it will seek repayment from the Company of its $50 million promissory note, due in 1999, only to the extent the Company's cash flow permits such repayment. Accordingly, the Company believes that its existing resources and cash provided by operations are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, products, and operations. The
Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products and certain discontinued products; (iii) assessing the year 2000 readiness of its key suppliers and vendors; and (iv) developing a contingency plan.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and facilities for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical facilities. The Company's efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant information technology systems or facilities that were identified during phase one are prioritized and remediated. The Company is currently upgrading or replacing its material noncompliant information technology systems, and this process was approximately
78% complete as of April 3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information technology systems and critical facilities will be year
2000 compliant by September 1999.

      The Company has also implemented a compliance program to test and evaluate the year 2000 readiness of the material products that it currently manufactures and sells. The Company believes that all such material products are year 2000 compliant. However, as many of the Company's products are complex, interact with or incorporate third-party products, and operate on computer systems that are not under the Company's control, there can be no assurance



Year 2000 (continued)

that the Company has identified all of the year 2000 problems with its current products. The Company believes that certain of its older products, which it no longer manufactures or sells, may not be year 2000 compliant. The Company is continuing to test and evaluate such products. The Company is focusing its efforts on products that are still under warranty and/or are early in their expected life. The Company is offering upgrades and/or identifying potential solutions where reasonably practicable.

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company is now following up with its significant suppliers and vendors that have not responded to the Company's questionnaires. The Company has not completed the majority of its assessment of third-party risk, but expects to be substantially completed by September 1999.

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

      To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance. Year 2000 costs were funded from working capital. All internal costs and related external costs, other than capital additions, related to year 2000 remediation have been and will continue to be expensed as incurred. The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

Reasonably Likely Worst Case Scenario

      At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and services to the Company on time. The
Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key suppliers or vendors may not be year 2000 compliant, it will seek to identify and secure other suppliers or vendors as part of its contingency plan.

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



Year 2000 (continued)

an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware.
In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. As discussed above, if any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. If any countries in which the Company operates experience significant year 2000 disruption, the Company could also be materially adversely impacted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

      The Company's exposure to market risk from changes in foreign currency exchange rates and interest rates has not changed materially from year-end 1998.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.




                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of May 1999.

                                      THERMOSPECTRA CORPORATION



                                      /s/ Paul F. Kelleher
                                      -------------------------
                                      Paul F. Kelleher
                                      Chief Accounting Officer



                                      /s/ Theo Melas-Kyriazi
                                      -------------------------
                                      Theo Melas-Kyriazi
                                      Chief Financial Officer



                                  EXHIBIT INDEX


Exhibit
Number  Description of Exhibit

27.1    Financial Data Schedule for the quarter ended April 3, 1999.

27.2    Amended Financial Data Schedule for the year ended January 2, 1999.
