Form 10-Q
period 1999-07-03
THERMOSPECTRA CORP
filed 1999-08-11
CIK 929807

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                  FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            Class                         Outstanding at July 30, 1999
   Common Stock, $.01 par value                      15,374,915



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMOSPECTRA CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                       July 3, January 2,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents                                                            $  9,723    $20,717
 Advance to affiliate (Note 7)                                                           7,243          -
 Accounts receivable, less allowances of $2,172 and $2,386                              36,792     41,016
 Inventories:
   Raw materials and supplies                                                           18,921     18,355
   Work in process                                                                       4,830      5,899
   Finished goods                                                                        6,785      7,491
 Prepaid income taxes                                                                   13,107     10,188
 Other current assets                                                                    2,343      2,271
                                                                                      --------   --------

                                                                                        99,744    105,937
                                                                                      --------   --------
Property, Plant, and Equipment, at Cost                                                 32,231     30,517
 Less:  Accumulated depreciation and amortization                                       16,019     13,526
                                                                                      --------   --------

                                                                                        16,212     16,991
                                                                                      --------   --------

Patents, Trademarks, and Other Assets                                                    7,059      7,280
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies                                     117,210    119,674
                                                                                      --------   --------

                                                                                      $240,225   $249,882
                                                                                      ========   ========





                            THERMOSPECTRA CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                       July 3,  January 2,
(In thousands except share amounts)                                                       1999       1999
------------------------------------------------------------------------------------ ---------- ----------

Current Liabilities:
 Notes payable (includes $50,000 and $60,000 due to Thermo Electron)                   $52,714    $ 60,000
 Accounts payable                                                                       13,135      11,822
 Accrued payroll and employee benefits                                                   5,221       6,239
 Accrued installation and warranty expenses                                              4,533       4,362
 Deferred revenue                                                                        3,624       4,360
 Accrued income taxes                                                                    4,770       3,735
 Other accrued expenses (Notes 5 and 6)                                                 11,932      13,143
 Due to parent company and affiliated companies                                          2,627       4,528
                                                                                      --------    --------

                                                                                        98,556     108,189
                                                                                      --------    --------

Deferred Income Taxes and Other Deferred Items                                           4,696       3,558
                                                                                      --------    --------

Long-term Obligations, Due to Related Party                                              7,300       7,300
                                                                                      --------    --------

Shareholders' Investment:
 Common stock, $.01 par value, 25,000,000 shares authorized;                               154         153
   15,369,190 and 15,327,620 shares issued
 Capital in excess of par value                                                        111,900     111,549
 Retained earnings                                                                      20,319      19,763
 Treasury stock at cost, 423 shares                                                         (7)         (7)
 Accumulated other comprehensive items (Note 2)                                         (2,693)       (623)
                                                                                      --------    --------

                                                                                       129,673     130,835
                                                                                      --------    --------

                                                                                      $240,225    $249,882
                                                                                      ========    ========















The accompanying notes are an integral part of these consolidated financial statements.


                            THERMOSPECTRA CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                       July 3,    July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $42,735    $49,058
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       25,376     28,434
 Selling, general, and administrative expenses                                          11,841     13,160
 Research and development expenses                                                       3,759      4,199
 Restructuring costs (Note 6)                                                              117          -
                                                                                       -------     ------

                                                                                        41,093     45,793
                                                                                       -------     ------

Operating Income                                                                         1,642      3,265

Interest Income                                                                            176        448
Interest Expense, Related Party                                                           (755)    (1,185)
                                                                                       -------     ------

Income Before Provision for Income Taxes                                                 1,063      2,528
Provision for Income Taxes                                                                 511      1,040
                                                                                       -------     ------

Net Income                                                                             $   552     $1,488
                                                                                       =======     ======

Basic and Diluted Earnings per Share (Note 3)                                          $   .04     $  .10
                                                                                       =======     ======

Weighted Average Shares (Note 3):
 Basic                                                                                  15,346     15,324
                                                                                       =======     ======

 Diluted                                                                                15,473     15,351
                                                                                       =======     ======


















The accompanying notes are an integral part of these consolidated financial statements.




                            THERMOSPECTRA CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                       July 3,     July 4,
(In thousands except per share amounts)                                                   1999        1998
------------------------------------------------------------------------------------ ---------- ----------

Revenues                                                                               $84,609    $102,125
                                                                                       -------    --------

Costs and Operating Expenses:
 Cost of revenues                                                                       50,487      58,831
 Selling, general, and administrative expenses                                          23,478      27,278
 Research and development expenses                                                       7,530       8,712
 Restructuring costs (Note 6)                                                              875           -
 Gain on sale of property, plant, and equipment                                            (45)       (339)
                                                                                       -------    --------

                                                                                        82,325      94,482
                                                                                       -------    --------

Operating Income                                                                         2,284       7,643

Interest Income                                                                            364         773
Interest Expense, Related Party                                                         (1,577)     (2,376)
                                                                                       -------    --------

Income Before Provision for Income Taxes                                                 1,071       6,040
Provision for Income Taxes                                                                 515       2,480
                                                                                       -------    --------

Net Income                                                                             $   556    $  3,560
                                                                                       =======    ========

Basic and Diluted Earnings per Share (Note 3)                                          $   .04    $    .23
                                                                                       =======    ========

Weighted Average Shares (Note 3):
 Basic                                                                                  15,338      15,322
                                                                                       =======    ========

 Diluted                                                                                15,430      15,344
                                                                                       =======    ========

















The accompanying notes are an integral part of these consolidated financial statements.



                            THERMOSPECTRA CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                       July 3,     July 4,
(In thousands)                                                                            1999        1998
------------------------------------------------------------------------------------ ---------- ----------

Operating Activities:
 Net income                                                                            $   556    $  3,560
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                         4,346       3,581
   Provision for losses on accounts receivable                                              44          96
   Gain on sale of property, plant, and equipment                                          (45)       (339)
   Other noncash items                                                                     486         495
   Changes in current accounts, excluding the effects of a disposition:
     Accounts receivable                                                                 2,956       3,146
     Inventories                                                                           653         486
     Other current assets                                                                 (126)       (427)
     Accounts payable                                                                    1,485        (849)
     Due to parent company and affiliated companies                                     (1,352)      2,013
     Other current liabilities                                                          (3,111)     (1,171)
   Other                                                                                     -         106
                                                                                       -------    --------

       Net cash provided by operating activities                                         5,892      10,697
                                                                                       -------    --------

Investing Activities:
 Proceeds from sale of a product line                                                        -         750
 Refund of acquisition purchase price                                                      595           -
 Advances to affiliate, net (Note 7)                                                    (7,243)          -
 Purchases of property, plant, and equipment                                            (2,193)       (942)
 Proceeds from sale of property, plant, and equipment                                      160       2,052
 Other                                                                                    (148)        (30)
                                                                                       -------    --------

       Net cash provided by (used in) investing activities                              (8,829)      1,830
                                                                                       -------    --------

Financing Activities:
 Repayment of obligation to Thermo Electron                                            (10,000)          -
 Net proceeds from issuance of Company common stock                                        352          42
 Increase in short-term borrowings                                                       2,812           -
                                                                                       -------    --------

       Net cash provided by (used in) financing activities                              (6,836)         42
                                                                                       -------    --------

Exchange Rate Effect on Cash                                                            (1,221)        (89)
                                                                                       -------    --------

Increase (Decrease) in Cash and Cash Equivalents                                       (10,994)     12,480
Cash and Cash Equivalents at Beginning of Period                                        20,717      20,672
                                                                                       -------    --------

Cash and Cash Equivalents at End of Period                                             $ 9,723    $ 33,152
                                                                                       =======    ========



The accompanying notes are an integral part of these consolidated financial statements.



                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by ThermoSpectra Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 3, 1999, the results of operations for the three- and six-month periods ended July 3, 1999, and July 4, 1998, and the cash flows for the six-month periods ended July 3, 1999, and July
4, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and, in the 1998 period, unrealized net of tax gains and losses from available-for-sale investments. During the second quarter of 1999 and 1998, the Company had a comprehensive loss of $478,000 and comprehensive income of $1,984,000, respectively. During the first six months of 1999 and 1998, the Company had a comprehensive loss of $1,514,000 and comprehensive income of $4,265,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                Three Months Ended       Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income                                                       $  552     $ 1,488     $  556     $ 3,560
                                                                 ------     -------     ------     -------

Weighted Average Shares                                          15,346      15,324     15,338      15,322
                                                                 ------     -------     ------     -------

Basic Earnings per Share                                         $  .04     $   .10     $  .04     $   .23
                                                                 ======     =======     ======     =======

Diluted
Net Income                                                       $  552     $ 1,488     $  556     $ 3,560
                                                                 ------     -------     ------     -------

Weighted Average Shares                                          15,346      15,324     15,338      15,322
Effect of Stock Options                                             127          27         92          22
                                                                 ------     -------     ------     -------

Weighted Average Shares, as Adjusted                             15,473      15,351     15,430      15,344
                                                                 ------     -------     ------     -------

Diluted Earnings per Share                                       $  .04     $   .10     $  .04     $   .23
                                                                 ======     =======     ======     =======



3.    Earnings per Share (continued)

      The computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 3, 1999, there were 133,000 of such options outstanding, with exercise prices ranging from $14.00 to $17.15 per share.

4.     Business Segment Information

                                                                Three Months Ended       Six Months Ended
                                                                July 3,    July 4,     July 3,    July 4,
(In thousands)                                                     1999       1998        1999       1998
------------------------------------------------------------ ----------- ---------- ----------- ----------

Revenues:
 Imaging and Inspection                                       $  20,466   $ 22,120   $  41,879   $ 45,113
 Temperature Control                                             12,479     15,953      24,512     34,545
 Test and Measurement                                             9,790     10,985      18,218     22,467
                                                              ---------   --------   ---------   --------

                                                              $  42,735   $ 49,058   $  84,609   $102,125
                                                              =========   ========   =========   ========

Income Before Provision for Income Taxes:
 Imaging and Inspection                                       $     575   $  1,365   $     756   $  3,056
 Temperature Control                                                851      1,906       1,378      4,498
 Test and Measurement                                               775        494       1,145      1,184
 Corporate (a)                                                     (559)      (500)       (995)    (1,095)
                                                              ---------   --------   ---------   --------

 Total operating income                                           1,642      3,265       2,284      7,643
 Interest expense, net                                             (579)      (737)     (1,213)    (1,603)
                                                              ---------   --------   ---------   --------

                                                              $   1,063   $  2,528   $   1,071   $  6,040
                                                              =========   ========   =========   ========

(a) Primarily general and administrative expenses.

5.     Accrued Acquisition Expenses

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Unresolved matters at July 3, 1999, primarily included completion of abandonment of excess facilities for TopoMetrix Corporation, acquired in October 1998.


5.     Accrued Acquisition Expenses (continued)

      A summary of the changes in accrued acquisition expenses, included in other accrued expenses in the accompanying balance sheet, follows:

                                                                                Abandonment
                                                                                  of Excess
(In thousands)                                                      Severance    Facilities         Total
--------------------------------------------------------------- -------------- ------------- -------------

Balance at January 2, 1999                                              $  30          $416          $ 446
 Reserves established                                                      39           207            246
 Usage                                                                    (63)         (447)          (510)
 Currency translation adjustment                                            -            (5)            (5)
                                                                        -----          ----          -----

Balance at July 3, 1999                                                 $   6          $171          $ 177
                                                                        =====          ====          =====

6.     Restructuring Costs

      During 1998, the Company recorded restructuring costs, which were accounted for in accordance with EITF 94-3, primarily for severance for 259 employees. As of January 2, 1999, the Company had terminated 182 employees and had $2,459,000 accrued for severance costs. During the first quarter of 1999, the Company terminated 30 additional employees and incurred restructuring costs of $758,000, which consisted of $259,000 related to severance costs for four employees at a foreign sales office, $155,000 for facility-closing costs, and $344,000 related to certain business relocation and related costs. During the second quarter of 1999, the Company terminated six additional employees and incurred restructuring costs of $117,000, which consisted of $6,000 related to severance costs for five employees at a foreign sales office, $46,000 for facility-closing costs, and $65,000 for certain business relocation and related costs. The Company expects that the remainder of the employees will be terminated primarily in the third quarter of 1999. A summary of the changes in accrued restructuring costs, included in other accrued expenses in the accompanying balance sheet, follows:

                                                                 Abandonment
                                                                   of Excess
(In thousands)                                      Severance     Facilities          Other         Total
----------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 2, 1999                            $ 2,459        $     -        $     -        $ 2,459
 Charged to expense                                       265            201            409            875
 Usage                                                 (1,773)          (201)          (409)        (2,383)
 Currency translation adjustment                          (44)             -              -            (44)
                                                      --------       -------        -------        -------

Balance at July 3, 1999                               $   907        $     -        $     -        $   907
                                                      =======        =======        =======        =======

      In connection with the Company's restructuring activities, the Company expects to incur approximately $200,000 of additional costs which, pursuant to the requirements of EITF 94-3, are not permitted as charges until incurred.
These additional costs primarily include costs for certain employee and business relocation and related costs. The Company plans to complete implementation of its restructuring plan in the third quarter of 1999.


7.    Cash Management Arrangement

      Effective June 1, 1999, the Company and Thermo Electron Corporation commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper
Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice.
Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.

      In addition, under the new domestic cash management arrangement, amounts borrowed from Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 150 basis points, set at the beginning of each month. The Company has no borrowings under this arrangement at July 3, 1999.

8.    Proposed Merger

      On May 21, 1999, the Company entered into a definitive agreement and plan of merger with Thermo Instrument Systems Inc. pursuant to which Thermo
Instrument would acquire all of the outstanding shares of Company common stock held by shareholders other than Thermo Instrument and Thermo Electron in exchange for $16.00 in cash per share, without interest. Following the merger, the Company's common stock would cease to be publicly traded. The Board of Directors of the Company unanimously approved the merger agreement based on a recommendation by a special committee of the Board of Directors, consisting solely of outside directors of the Company. The special committee's recommendation was based on extensive negotiations, related to the pricing and terms of this proposed transaction, with representatives of Thermo Instrument.
The completion of this merger is subject to certain conditions, including shareholder approval of the merger agreement and the completion of review by the Securities and Exchange Commission of certain required filings. Thermo Electron and Thermo Instrument intend to vote all of their shares of common stock of the Company in favor of approval of the merger agreement and, therefore, approval of the merger agreement is assured. This merger is expected to be completed in the fourth quarter of 1999.

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

Overview

      The Company develops, manufactures, and markets precision instruments in three segments: Imaging and Inspection, Temperature Control, and Test and Measurement. These instruments are generally combined with proprietary operations and analysis software to provide industrial and research customers with integrated systems that address their specific needs. The Imaging and Inspection segment includes X-ray microanalysis instruments; X-ray fluorescence instruments; nondestructive X-ray inspection systems; specialty X-ray tubes; and confocal laser scanning microscopes. In 1998, the Company acquired a manufacturer of scanning probe microscopes, TopoMetrix Corporation. The
Temperature Control segment manufactures and markets precision temperature control systems for analytical, laboratory, industrial, research and development, laser, and semiconductor applications. The Test and Measurement segment includes digital oscillographic recorders, digital storage oscilloscopes
(DSOs), and data acquisition systems.


Overview (continued)

      The Company's growth strategy has included acquiring complementary businesses, developing new applications for its technologies to address related market segments, and strengthening its presence in selected geographic markets.
Because the Company competes primarily on the basis of its technology in all of its segments, it will also need to continually improve the technology underlying the products of any company it acquires. One of the Company's principal goals during recent quarters has been to improve operating margins. As part of this plan, the Company completed the divestiture of a low-margin product line and undertook certain other restructuring actions during 1998.

      A significant portion of the Company's total revenues, primarily in the Imaging and Inspection and Temperature Control segments, is attributable to the sale of products and related services to customers in the semiconductor industry. The semiconductor industry has historically been cyclical and is characterized by sudden and sharp changes in supply and demand. Demand for the Company's products and services within the semiconductor industry is dependent upon, among other things, the level of capital spending by semiconductor companies. The semiconductor industry has been experiencing weakness in demand for its products as a result of the economic crisis in Asia, excess manufacturing capacity, and a slowdown in sales of high-end personal computers.
Many semiconductor manufacturers delayed construction or expansion of their production facilities in response to the foregoing conditions. This slowdown in semiconductor activity began to affect demand for the Company's products in the second quarter of 1998. During the first six months of 1999, the semiconductor industry has shown some increased activity, but not to the levels experienced prior to this most recent slowdown. Continued fluctuation in the semiconductor industry could have a significant adverse effect upon the demand for the Company's products and related services, which could materially adversely affect the Company's business and future results of operations.

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

Results of Operations

Second Quarter 1999 Compared With Second Quarter 1998

      Total revenues decreased to $42.7 million in the second quarter of 1999 from $49.1 million in the second quarter of 1998. Revenues from the Imaging and Inspection segment decreased $1.7 million, primarily due to a continued reduction in demand for semiconductor-related products, a downturn in overseas markets, and reduced demand for products at Kevex Instruments. The decrease in revenues at the Imaging and Inspection segment was offset in part by an increase of $2.0 million due to the inclusion of revenues from TopoMetrix, acquired in October 1998. Revenues from the Temperature Control segment decreased $3.5 million, principally due to a continued reduction in capital-equipment expenditures in the semiconductor industry. Revenues from the Test and Measurement segment decreased $1.2 million, primarily due to a decline in demand for its products. The Company's total backlog increased slightly to $26.6 million at July 3, 1999, from $26.0 million at year-end 1998.


Second Quarter 1999 Compared With Second Quarter 1998 (continued)

      The gross profit margin decreased to 41% in the second quarter of 1999 from 42% in the second quarter of 1998, primarily due to increased sales of lower-margin products at certain of the Company's microanalysis businesses. The decrease in the gross profit margin was offset in part by reduced spending as a result of restructuring actions commenced in 1998.

      Selling, general, and administrative expenses as a percentage of revenues increased to 28% in the second quarter of 1999 from 27% in the second quarter of 1998, primarily due to decreased revenues. Selling, general, and administrative expenses decreased 10% to $11.8 million in 1999 from $13.2 million in 1998, primarily as a result of restructuring actions commenced in 1998.

      Research and development expenses decreased to $3.8 million in the second quarter of 1999 from $4.2 million in the second quarter of 1998. The decreased spending primarily resulted from the discontinuation of research and development efforts on underperforming product lines and completion of efforts relating to new-product releases.

      The Company recorded $0.1 million of restructuring costs in the second quarter of 1999 (Note 6). In connection with the closing of certain facilities, the Company expects to incur approximately $0.2 million of additional costs in the third quarter of 1999.

      Interest income decreased to $0.2 million in the second quarter of 1999 from $0.4 million in the second quarter of 1998, principally due to a reduction in invested balances as a result of the repayment of an aggregate $25.0 million of promissory notes to Thermo Electron Corporation in August 1998 and March
1999. Interest expense, related party, decreased to $0.8 million in 1999 from $1.2 million in 1998, primarily due to the repayment of such promissory notes.

      The effective tax rate was 48% in the second quarter of 1999, compared with 41% in the second quarter of 1998. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies for certain of the Company's acquisitions. The effective tax rate increased primarily due to the higher relative impact of nondeductible amortization of cost in excess of net assets of acquired companies.

First Six Months 1999 Compared With First Six Months 1998

      Total revenues decreased to $84.6 million in the first six months of 1999 from $102.1 million in the first six months of 1998. Revenues from the Imaging and Inspection segment decreased $3.2 million, primarily due to the reasons discussed in the results of operations for the second quarter. The decrease in revenues at the Imaging and Inspection segment was offset in part by an increase of $3.9 million due to the inclusion of revenues from TopoMetrix, acquired in October 1998. Revenues from the Temperature Control segment decreased $10.0 million, principally due to a severe reduction in capital-equipment expenditures in the semiconductor industry. Revenues from the Test and Measurement segment decreased $4.2 million, primarily due to a decline in demand for its products.

      The gross profit margin decreased to 40% in the first six months of 1999 from 42% in the first six months of 1998, primarily due to lower sales volume.
The decrease in the gross profit margin was offset in part by reduced spending as a result of restructuring actions commenced in 1998.

      Selling, general, and administrative expenses as a percentage of revenues increased to 28% in the first six months of 1999 from 27% in the first six months 1998, primarily due to decreased revenues. Selling, general, and administrative expenses decreased 14% to $23.5 million in 1999 from $27.3 million in 1998, primarily as a result of restructuring actions commenced in 1998.

      Research and development expenses decreased to $7.5 million in the first six months of 1999 from $8.7 million in the first six months of 1998, primarily due to the reasons discussed in the results of operations for the second quarter.



First Six Months 1999 Compared With First Six Months 1998 (continued)

      The Company recorded $0.9 million of restructuring costs in the first six months of 1999 (Note 6).

      Interest income decreased to $0.4 million in the first six months of 1999 from $0.8 million in the first six months of 1998. Interest expense, related party, decreased to $1.6 million in 1999 from $2.4 million in 1998. Interest income and interest expense decreased due to the reasons discussed in the results of operations for the second quarter.

      The effective tax rate was 48% in the first six months of 1999, compared with 41% in the first six months of 1998. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies for certain of the Company's acquisitions. The effective tax rate increased primarily due to the higher relative impact of nondeductible amortization of cost in excess of net assets of acquired companies.

Liquidity and Capital Resources

      The Company had working capital of $1.2 million at July 3, 1999, compared with negative working capital of $2.3 million at January 2, 1999. Included in working capital are cash and cash equivalents of $9.7 million at July 3, 1999, compared with $20.7 million at January 2, 1999. In addition, as of July 3, 1999, the Company had $7.2 million invested in an advance to affiliate. Prior to the use of a new domestic cash management arrangement between the Company and Thermo
Electron (Note 7), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents. Also included in working capital are notes payable to Thermo Electron of $50.0 million at July 3, 1999, and $60.0 million at January 2, 1999. In July 1999, the Company repaid its
$5.0 million promissory note owed to Thermo Electron, and Thermo Electron extended the maturity of the Company's $45.0 million promissory note to December
1999. The promissory note bears interest at the 30-day Dealer Commercial Paper
Rate plus 150 basis points, set at the beginning of each month.

      During the first six months of 1999, the Company's operating activities provided $5.9 million of cash. A decrease in accounts receivable, primarily due to lower revenues, provided $3.0 million of cash. An increase in accounts payable, due to the timing of payments, provided $1.5 million of cash. These increases in cash were reduced in part by the use of $3.1 million of cash to fund a decrease in other current liabilities, primarily for cash payments relating to severance and facility-closure costs (Note 6).

      During the first six months of 1999, the Company's primary investing activities, excluding advance to affiliate activity, included the purchase of property, plant, and equipment. The Company used $2.2 million of cash for purchases of property, plant, and equipment and received a $0.6 million refund of a portion of the acquisition purchase price for Park Scientific Instruments
Corporation, which resulted from the final determination of the post-closing adjustment. During the remainder of 1999, the Company plans to expend approximately $1.8 million for purchases of property, plant, and equipment.

      During the first six months of 1999, the Company's financing activities used $6.8 million of cash. The Company repaid $10.0 million of borrowings to Thermo Electron in March 1999. In addition, an increase in short-term borrowings provided $2.8 million of cash.

      The Company generally expects to have positive cash flow from its existing operations. Although the Company does not presently intend to actively seek to acquire additional businesses in the near future, it may acquire one or more complementary businesses if they are presented to the Company on terms the Company believes to be attractive. Such acquisitions may require significant amounts of cash. The Company expects that it would seek to finance any such acquisitions through a combination of internal funds and/or short-term borrowings from Thermo Instrument or Thermo Electron, although it has no agreement with these companies to ensure that any additional funds will be available on acceptable terms or at all. Thermo Electron has indicated that it will seek repayment from the Company of its $45.0 million promissory note, the maturity of which was extended by Thermo Electron to December 1999, only to the extent the Company's cash flow permits such repayment. Accordingly, the Company believes that its existing resources and cash provided by operations are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.



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

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and non-information technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems, which efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant information technology systems or non-information technology systems that were identified during phase one are prioritized and remediated. Based on its evaluations of its critical non-information technology systems, the Company does not believe any material upgrades or modifications are required. The Company is currently upgrading or replacing its material noncompliant information technology systems, and this process was approximately 89% complete as of July 3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information technology systems and critical non-information technology systems will be year 2000 compliant by September
1999.

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

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company is now following up with its significant suppliers and vendors that have not responded to the Company's questionnaires. The Company has not completed the majority of its assessment of third-party risk, but expects to be substantially completed by September 1999.

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required. The Company expects to complete its contingency plan by September 1999.


Year 2000 (continued)

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

Reasonably Likely Worst Case Scenario

      At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's significant suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and services to the Company on time. The
Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key suppliers or vendors may not be year 2000 ready, it will seek to identify and secure other suppliers or vendors as part of its contingency plan.

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays.
Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. As discussed above, if any of the Company's significant suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. If any countries in which the Company operates experience significant year 2000 disruption, the Company could also be materially adversely impacted.
There is expected to be a significant amount of litigation relating to the year
2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

      The Company's exposure to market risk from changes in foreign currency exchange rates and interest rates has not changed materially from its exposure at year-end 1998.


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     On May 27, 1999, at the Annual Meeting of Shareholders, the shareholders elected seven incumbent directors to a one-year term expiring in 2000. The directors elected at the meeting were: Mr. Joseph A. Baute, Mr. David J.
Beaubien, Dr. Robert E. Finnigan, Dr. Elias P. Gyftopoulos, Mr. Barry S. Howe,
Mr. Earl R. Lewis, and Mr. Theo Melas-Kyriazi. Messrs. Baute and Beaubien and
Drs. Finnigan and Gyftopoulos each received 15,143,014 shares voted in favor of election and 13,277 shares voted against. Messrs. Howe and Lewis each received
15,142,914 shares voted in favor of election and 13,377 shares voted against.
Mr. Melas-Kyriazi received 15,142,606 shares voted in favor of election and 13,685 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On May 25, 1999, the Company filed a Current Report on Form 8-K for events occurring on May 21, 1999, with respect to a definitive agreement and plan of merger entered into with its parent company, Thermo Instrument Systems Inc.




                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of August 1999.

                                                          THERMOSPECTRA CORPORATION



                                                          /s/ Paul F. Kelleher
                                                          Paul F. Kelleher
                                                          Chief Accounting Officer



                                                          /s/ Theo Melas-Kyriazi
                                                          Theo Melas-Kyriazi
                                                          Chief Financial Officer



                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

10.1           Master Cash Management, Guarantee Reimbursement and Loan
               Agreement dated as of June 1, 1999, between the Registrant and Thermo Electron Corporation.

10.2           Amended and Restated $45,000,000 Promissory Note dated as of July 30,
               1999, issued by the Registrant to Thermo Electron Corporation.

10.3           Amended and Restated Deferred Compensation Plan for Directors of the
               Registrant.

27             Financial Data Schedule.
