Form 10-K/A
period 1999-01-02
THERMOSPECTRA CORP
filed 1999-10-08
CIK 929807

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
              ----------------------------------------------------

                         AMENDMENT NO. 1 ON FORM 10-K/A

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

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders held on May 27, 1999, are incorporated by reference into Part III.

                                                                    FORM 10-K/A


Item 1.  Business

      Items 1(a), 1(b), and 1(d) are hereby amended and restated in their entirety as follows:

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

     Thermo Electron has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. As part of this reorganization, Thermo Electron announced that the Company may be taken private. The proposed transaction is subject to certain conditions, as outlined in Note 16 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.
--------------------
 * References to 1998, 1997, and 1996 herein are for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996, respectively.

Forward-looking Statements

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1998 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)   Financial Information About Industry Segments

      Financial information concerning the Company's industry segments is summarized in Note 12 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

(d)   Financial Information About Geographic Areas

      Financial information about geographic areas is summarized in Note 12 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a,d) Financial Statements and Schedules

      Financial Statement Schedules filed herewith:

         Schedule II:  Valuation and Qualifying Accounts.  See attached.

(c)   Exhibits

      13 Annual Report to Shareholders for the Year Ended January 2, 1999 (only these portions incorporated herein by reference).

      23 Consent of Arthur Andersen LLP.

      Attached is Exhibit 13 and Schedule II of the Registrant's Form 10-K for the year ended January 2, 1999. The Registrant's financial statements have been amended principally to modify disclosures concerning certain restructuring actions and other subsequent events. This amended information replaces the corresponding information filed originally in the Form 10-K.

                                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 8, 1999              THERMOSPECTRA CORPORATION



                                   By: /s/ Barry S. Howe
                                       Barry S. Howe
                                       President and Chief Executive Officer

                    Report of Independent Public Accountants

To the Shareholders and Board of Directors of ThermoSpectra Corporation:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in ThermoSpectra Corporation's Annual Report to Shareholders incorporated by reference in this Amendment No. 1 on Form 10-K/A, and have issued our report thereon dated February 16, 1999 (except with respect to certain matters discussed in Note 16, as to which the date is June 1, 1999). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 3 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                            Arthur Andersen LLP



Boston, Massachusetts
February 16, 1999

SCHEDULE II

                                        THERMOSPECTRA CORPORATION
                                    Valuation and Qualifying Accounts
                                              (In thousands)



                                  Balance at   Provision                 Accounts                  Balance
                                   Beginning  Charged to     Accounts     Written                   at End
Description                          of Year     Expense    Recovered         Off    Other (a)     of Year
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


                                              Balance at  Established    Activity                  Balance
                                               Beginning   as Cost of  Charged to                   at End
Description                                      of Year  Acquisition     Reserve    Other (c)     of Year
--------------------------------------------- ----------- ------------ ----------- ------------ -----------

Accrued Acquisition Expenses (b)

Year Ended January 2, 1999                       $   586     $    751     $  (680)    $   (211)    $   446

Year Ended January 3, 1998                       $   776     $    761     $  (517)    $   (434)    $   586

Year Ended December 28, 1996                     $ 1,559     $  1,108     $(1,586)    $   (305)    $   776



                                                           Balance at   Provision                  Balance
                                                            Beginning  Charged to                   at End
Description                                                   of Year  Expense(e)    Cash Paid     of Year
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