Form 10-Q/A
period 1999-07-03
THERMOSPECTRA CORP
filed 1999-10-08
CIK 929807

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                         AMENDMENT NO. 1 ON FORM 10-Q/A

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



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMOSPECTRA CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                       July 3, January 2,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ---------- ----------

Current Assets:
 Cash and cash equivalents                                                            $  9,723    $20,717
 Advance to affiliate (Note 7)                                                           7,243          -
 Accounts receivable, less allowances of $2,172 and $2,386                              36,792     41,016
 Inventories:
   Raw materials and supplies                                                           18,921     18,355
   Work in process                                                                       4,830      5,899
   Finished goods                                                                        6,785      7,491
 Prepaid income taxes                                                                   13,107     10,188
 Other current assets                                                                    2,343      2,271
                                                                                      --------   --------

                                                                                        99,744    105,937
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 32,231     30,517
 Less:  Accumulated depreciation and amortization                                       16,019     13,526
                                                                                      --------   --------

                                                                                        16,212     16,991
                                                                                      --------   --------

Patents, Trademarks, and Other Assets                                                    7,059      7,280
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies                                     117,210    119,674
                                                                                      --------   --------

                                                                                      $240,225   $249,882
                                                                                      ========   ========





                            THERMOSPECTRA CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                       July 3,  January 2,
(In thousands except share amounts)                                                       1999        1999
------------------------------------------------------------------------------------ ---------- ----------

Current Liabilities:
 Notes payable (includes $50,000 and $60,000 due to Thermo Electron)                   $52,714    $ 60,000
 Accounts payable                                                                       13,135      11,822
 Accrued payroll and employee benefits                                                   5,221       6,239
 Accrued installation and warranty expenses                                              4,533       4,362
 Deferred revenue                                                                        3,624       4,360
 Accrued income taxes                                                                    4,770       3,735
 Accrued restructuring costs (Note 6)                                                      907       2,459
 Other accrued expenses (Note 5)                                                        11,025      10,684
 Due to parent company and affiliated companies                                          2,627       4,528
                                                                                      --------    --------

                                                                                        98,556     108,189
                                                                                      --------    --------

Deferred Income Taxes and Other Deferred Items                                           4,696       3,558
                                                                                      --------    --------

Long-term Obligations, Due to Related Party                                              7,300       7,300
                                                                                      --------    --------

Shareholders' Investment:
 Common stock, $.01 par value, 25,000,000 shares authorized;                               154         153
   15,369,190 and 15,327,620 shares issued
 Capital in excess of par value                                                        111,900     111,549
 Retained earnings                                                                      20,319      19,763
 Treasury stock at cost, 423 shares                                                         (7)         (7)
 Accumulated other comprehensive items (Note 2)                                         (2,693)       (623)
                                                                                      --------    --------

                                                                                       129,673     130,835
                                                                                      --------    --------

                                                                                      $240,225    $249,882
                                                                                      ========    ========















The accompanying notes are an integral part of these consolidated financial statements.

                            THERMOSPECTRA CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                       July 3,    July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $42,735    $49,058
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       25,376     28,434
 Selling, general, and administrative expenses                                          11,841     13,160
 Research and development expenses                                                       3,759      4,199
 Restructuring costs (Note 6)                                                              117          -
                                                                                       -------    -------

                                                                                        41,093     45,793
                                                                                       -------    -------

Operating Income                                                                         1,642      3,265

Interest Income                                                                            176        448
Interest Expense, Related Party                                                           (755)    (1,185)
                                                                                       -------    -------

Income Before Provision for Income Taxes                                                 1,063      2,528
Provision for Income Taxes                                                                 511      1,040
                                                                                       -------    -------

Net Income                                                                             $   552    $ 1,488
                                                                                       =======    =======

Basic and Diluted Earnings per Share (Note 3)                                          $   .04    $   .10
                                                                                       =======    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  15,346     15,324
                                                                                       =======    =======

 Diluted                                                                                15,473     15,351
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



                            THERMOSPECTRA CORPORATION


                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                       July 3,     July 4,
(In thousands)                                                                            1999        1998
------------------------------------------------------------------------------------ ---------- ----------

Operating Activities:
 Net income                                                                            $   556    $  3,560
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                         4,346       3,581
   Provision for losses on accounts receivable                                              44          96
   Gain on sale of property, plant, and equipment                                          (45)       (339)
   Other noncash expenses                                                                  486         495
   Changes in current accounts, excluding the effects of a disposition:
     Accounts receivable                                                                 2,956       3,146
     Inventories                                                                           653         486
     Other current assets                                                                 (126)       (427)
     Accounts payable                                                                    1,485        (849)
     Due to parent company and affiliated companies                                     (1,352)      2,013
     Other current liabilities                                                          (3,111)     (1,171)
   Other                                                                                     -         106
                                                                                       -------    --------

       Net cash provided by operating activities                                         5,892      10,697
                                                                                       -------    --------

Investing Activities:
 Proceeds from sale of a product line                                                        -         750
 Refund of acquisition purchase price                                                      595           -
 Advances to affiliate, net (Note 7)                                                    (7,243)          -
 Purchases of property, plant, and equipment                                            (2,193)       (942)
 Proceeds from sale of property, plant, and equipment                                      160       2,052
 Other, net                                                                               (148)        (30)
                                                                                       -------    --------

       Net cash provided by (used in) investing activities                              (8,829)      1,830
                                                                                       -------    --------

Financing Activities:
 Repayment of obligation to Thermo Electron                                            (10,000)          -
 Net proceeds from issuance of Company common stock                                        352          42
 Increase in short-term borrowings                                                       2,812           -
                                                                                       -------    --------

       Net cash provided by (used in) financing activities                              (6,836)         42
                                                                                       -------    --------

Exchange Rate Effect on Cash                                                            (1,221)        (89)
                                                                                       -------    --------

Increase (Decrease) in Cash and Cash Equivalents                                       (10,994)     12,480
Cash and Cash Equivalents at Beginning of Period                                        20,717      20,672
                                                                                       -------    --------

Cash and Cash Equivalents at End of Period                                             $ 9,723    $ 33,152
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

      The consolidated balance sheet presented as of January 2, 1999, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, as amended, filed with the Securities and Exchange Commission.

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

4.    Business Segment Information

                                                                 Three Months Ended     Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands)                                                     1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
 Imaging and Inspection                                        $ 20,466   $  22,120   $ 41,879   $  45,113
 Temperature Control                                             12,479      15,953     24,512      34,545
 Test and Measurement                                             9,790      10,985     18,218      22,467
                                                               --------   ---------   --------   ---------

                                                               $ 42,735   $  49,058   $ 84,609   $ 102,125
                                                               ========   =========   ========   =========

Income Before Provision for Income Taxes:
 Imaging and Inspection                                        $    575   $   1,365   $    756   $   3,056
 Temperature Control                                                851       1,906      1,378       4,498
 Test and Measurement                                               775         494      1,145       1,184
 Corporate (a)                                                     (559)       (500)      (995)     (1,095)
                                                               --------   ---------   --------   ---------

 Total operating income                                           1,642       3,265      2,284       7,643
 Interest expense, net                                             (579)       (737)    (1,213)     (1,603)
                                                               --------   ---------   --------   ---------

                                                               $  1,063   $   2,528   $  1,071   $   6,040
                                                               ========   =========   ========   =========

(a) Primarily general and administrative expenses.

5.     Accrued Acquisition Expenses

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, as detailed below, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions.

      A summary of the changes in accrued acquisition expenses for severance follows:

                                                                                               Imaging and
                                                                                                Inspection
                                                                                                   Segment
                                                                                             --------------
(In thousands)                                                                                  Topometrix
--------------------------------------------------------------- -------------- ------------- --------------

Balance at January 2, 1999                                                                           $  30
 Reserves established                                                                                   39
 Usage                                                                                                 (63)
                                                                                                     -----

Balance at July 3, 1999                                                                              $   6
                                                                                                     =====



5.    Accrued Acquisition Expenses (continued)

      A summary of the changes in accrued acquisition expenses for the abandonment of excess facilities follows:

  (In thousands)                                                 Imaging and     Temperature
                                                                  Inspection         Control
                                                                     Segment         Segment
                                                              --------------- ---------------
                                                                  TopoMetrix          NESLAB         Total
  ---------------------------------------------------------------------------------------------------------

  Balance at January 2, 1999                                          $ 365           $  51          $ 416
    Reserves established                                                207               -            207
    Usage                                                              (407)            (40)          (447)
    Currency translation                                                  -              (5)            (5)
                                                                      -----           -----          -----

  Balance at July 3, 1999                                             $ 165           $   6          $ 171
                                                                      =====           =====          =====

      The increase in accrued acquisition expenses in 1999 principally related to cancellation of operating leases at the Imaging and Inspection segment's
TopoMetrix Corporation subsidiary's sales and services office in Germany and at its manufacturing facility in California, both of which were closed. In addition, the increase represented severance across all functions at this business.

      Unresolved matters at July 3, 1999, primarily included completion of abandonment of excess facilities for TopoMetrix, acquired in October 1998.
Accrued acquisition expenses are included in other accrued expenses in the accompanying balance sheet.

6.     Restructuring Costs

      During 1998, the Company recorded restructuring costs, which were accounted for in accordance with EITF 94-3, primarily for severance for 259 employees. As of January 2, 1999, the Company had terminated 182 employees and had $2,459,000 accrued for severance costs. During the first quarter of 1999, the Company terminated 30 additional employees and incurred restructuring costs of $758,000, which consisted of $259,000 related to severance costs for four employees at a foreign sales office, $155,000 for facility-closing costs, and $344,000 related to certain business relocation and related costs. During the second quarter of 1999, the Company terminated six additional employees and incurred restructuring costs of $117,000, which consisted of $6,000 related to severance costs for five employees at a foreign sales office, $46,000 for facility-closing costs, and $65,000 for certain business relocation and related costs. The Company expects that the remainder of the employees will be terminated primarily in the third quarter of 1999. A summary of the changes in accrued restructuring costs for the Company's 1998 restructuring plan follows:

                                                                 Abandonment
                                                                   of Excess
(In thousands)                                      Severance     Facilities          Other         Total
----------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 2, 1999                            $ 2,459        $     -        $     -        $ 2,459
 Costs incurred in 1999 (a)                               265            201            409            875
 1999 Usage                                            (1,773)          (201)          (409)        (2,383)
 Currency translation                                     (44)             -              -            (44)
                                                      --------       -------        -------        -------

Balance at July 3, 1999                               $   907        $     -        $     -        $   907
                                                      =======        =======        =======        =======

(a) Reflects restructuring costs recorded by the Imaging and Inspection segment.


6.    Restructuring Costs (continued)

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

7.     Cash Management Arrangement

      Effective June 1, 1999, the Company and Thermo Electron Corporation commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper
Rate (DCP Rate) plus 50 basis points, set at the beginning of each month. Thermo
Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice. Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.

      In addition, under the new domestic cash management arrangement, amounts borrowed from Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day DCP Rate plus 150 basis points, set at the beginning of each month. The Company has no borrowings under this arrangement at July 3, 1999.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to Amendment No. 1 to the Company's Annual Report on
Form 10-K/A for the fiscal year ended January 2, 1999, filed with the Securities and Exchange Commission.


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

      A significant portion of the Company's total revenues, primarily in the Imaging and Inspection and Temperature Control segments, is attributable to the sale of products and related services to customers in the semiconductor industry. The semiconductor industry has historically been cyclical and is characterized by sudden and sharp changes in supply and demand. Demand for the Company's products and services within the semiconductor industry is dependent upon, among other things, the level of capital spending by semiconductor companies. The semiconductor industry has been experiencing weakness in demand for its products as a result of the economic crisis in Asia, excess manufacturing capacity, and a slowdown in sales of high-end personal computers.
Many semiconductor manufacturers delayed construction or expansion of their production facilities in response to the foregoing conditions. The slowdown in semiconductor activity began to affect demand for the Company's products in the second quarter of 1998. During the first six months of 1999, the semiconductor industry has shown some increased activity, but not to the levels experienced prior to this most recent slowdown. Continued fluctuation in the semiconductor industry could have a significant adverse effect upon the demand for the Company's products and related services, which could materially adversely affect the Company's business and future results of operations.

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


Results of Operations

Second Quarter 1999 Compared With Second Quarter 1998

      Total revenues decreased to $42.7 million in the second quarter of 1999 from $49.1 million in the second quarter of 1998. Revenues from the Imaging and Inspection segment decreased $1.7 million to $20.4 million in 1999 from $22.1 million in 1998, primarily due to a $1.5 million decrease in revenues at Kevex
Instruments as a result of lower demand and lower revenues due to continued softness in the semiconductor market. The decrease in revenues at the Imaging and Inspection segment was offset in part by an increase of $2.0 million due to the inclusion of revenues from TopoMetrix, acquired in October 1998. Revenues from the Temperature Control segment decreased $3.5 million to $12.5 million in 1999 from $16.0 million in 1998, principally due to a continued reduction in capital-equipment expenditures in the semiconductor industry. Revenues from the Test and Measurement segment decreased $1.2 million to $9.8 million in 1999 from $11.0 million in 1998, primarily due to a decline in demand for its products.
The Company's total backlog increased slightly to $26.6 million at July 3, 1999, from $26.0 million at year-end 1998.

      The gross profit margin decreased to 41% in the second quarter of 1999 from 42% in the second quarter of 1998, primarily due to increased sales of lower-margin products at certain of the Company's microanalysis businesses. The decrease in the gross profit margin was offset in part by reduced spending on labor and overhead of $0.7 million as a result of restructuring actions commenced in 1998.

      Selling, general, and administrative expenses as a percentage of revenues increased to 28% in the second quarter of 1999 from 27% in the second quarter of 1998, primarily due to decreased revenues. Selling, general, and administrative expenses decreased 10% to $11.8 million in 1999 from $13.2 million in 1998, primarily as a result of restructuring actions commenced in 1998.

      Research and development expenses decreased to $3.8 million in the second quarter of 1999 from $4.2 million in the second quarter of 1998. The decreased spending primarily resulted from the discontinuation of research and development efforts on underperforming product lines, which reduced expenses by $0.4 million and, to a lesser extent, completion of efforts relating to new-product releases.

      The Company recorded $0.1 million of restructuring costs in the second quarter of 1999, all of which represents cash costs that were paid in 1999 (Note
6). The restructuring charges, which were recorded by the Imaging and Inspection segment and relate to actions initiated in 1998, consist of severance costs of $6,000, facility-closing costs of $46,000, and business relocation and related costs of $65,000. The severance charge was recorded by Park Scientific
Instruments Corporation's (PSI) foreign sales office. The restructuring charges for facility-closing and business relocation and related costs were recorded by Kevex Instruments and relate to the closure of its southern California facility.
In connection with the closing of certain facilities, the Company expects to incur approximately $0.2 million of additional costs in the third quarter of 1999.

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


First Six Months 1999 Compared With First Six Months 1998

      Total revenues decreased to $84.6 million in the first six months of 1999 from $102.1 million in the first six months of 1998. Revenues from the Imaging and Inspection segment decreased $3.2 million to $41.9 million in 1999 from $45.1 million in 1998, primarily due to a $4.0 million decrease in revenues at Kevex Instruments as a result of lower demand and lower revenues due to continued softness in the semiconductor market. The decrease in revenues at the Imaging and Inspection segment was offset in part by an increase of $3.9 million due to the inclusion of revenues from TopoMetrix, acquired in October 1998.
Revenues from the Temperature Control segment decreased $10.0 million to $24.5 million in 1999 from $34.5 million in 1998, principally due to a severe reduction in capital-equipment expenditures in the semiconductor industry.
Revenues from the Test and Measurement segment decreased $4.3 million to $18.2 million in 1999 from $22.5 million in 1998, primarily due to a decline in demand for its products.

      The gross profit margin decreased to 40% in the first six months of 1999 from 42% in the first six months of 1998, primarily due to lower sales volume.
The decrease in the gross profit margin was offset in part by reduced spending on labor and overhead of $3.2 million as a result of restructuring actions commenced in 1998.

      Selling, general, and administrative expenses as a percentage of revenues increased to 28% in the first six months of 1999 from 27% in the first six months 1998, primarily due to decreased revenues. Selling, general, and administrative expenses decreased 14% to $23.5 million in 1999 from $27.3 million in 1998, primarily as a result of restructuring actions commenced in 1998.

      Research and development expenses decreased to $7.5 million in the first six months of 1999 from $8.7 million in the first six months of 1998. The decreased spending resulted from the discontinuation of research and development efforts on underperforming product lines, which reduced expenses by $0.7 million and, to a lesser extent, the completion of efforts relating to new-product releases.

      The Company recorded $0.9 million of restructuring costs in the first six months of 1999, all of which represents cash costs that were paid in 1999 (Note
6). The restructuring charges relate to actions initiated in 1998 and consist of severance costs of $0.3 million, facility-closing costs of $0.2 million, and business relocation and related costs of $0.4 million. Of the total charge for severance, $0.2 million was recorded by PSI and $40,000 was recorded by Kevex, both of which are included in the Imaging and Inspection segment. The severance charge was for terminations across all functions. The restructuring charges for facility-closing and business relocation and related costs were recorded by Kevex and relate to the closure of its southern California facility.

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


Liquidity and Capital Resources (continued)

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

      During the first six months of 1999, the Company's operating activities provided $5.9 million of cash. A decrease in accounts receivable, primarily due to lower revenues, provided $3.0 million of cash. An increase in accounts payable, due to the timing of payments, provided $1.5 million of cash. These increases in cash were reduced in part by the use of $3.1 million of cash to fund a decrease in other current liabilities, primarily for cash payments relating to severance and facility-closure costs (Note 6). As of July 3, 1999, the Company had $0.9 million of accrued restructuring costs, all of which it expects to pay in the remainder of 1999.

      During the first six months of 1999, the Company's primary investing activities, excluding advance to affiliate activity, included the purchase of property, plant, and equipment. The Company used $2.2 million of cash for purchases of property, plant, and equipment and received a $0.6 million refund of a portion of the acquisition purchase price for PSI, which resulted from the final determination of the post-closing adjustment. During the remainder of 1999, the Company plans to expend approximately $1.8 million for purchases of property, plant, and equipment.

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

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, products, and operations. The
Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products and certain discontinued products; (iii) assessing the year 2000 readiness of its key suppliers and vendors to determine their year 2000 compliance status; and (iv) developing a contingency plan.


Year 2000 (continued)

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. In the first phase of the program, the Company tested and evaluated critical information technology systems and non-information technology systems for year 2000 compliance, which efforts included testing and evaluating its significant computer systems, software applications, and related equipment for year 2000 compliance, and testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. In phase two of its program, any material noncompliant information technology systems or non-information technology systems that were identified during phase one were prioritized and remediated. In many cases, upgrades or replacements were made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company believes that all of its material information technology systems and critical non-information technology systems are currently year 2000 compliant.

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

      The Company has also identified and assessed the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company developed and distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. The Company followed up with its significant suppliers and vendors that did not respond to the Company's questionnaires. The Company has completed the majority of its assessment of third-party risk.

Contingency Plan

      The Company has developed a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan includes identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products, and significant suppliers and vendors, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

      To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance. Year 2000 costs are, and will continue to be, funded from working capital. All internal costs and related external costs, other than capital additions, related to year 2000 remediation have been and will continue to be expensed as incurred. The Company does not track the internal costs incurred for its year 2000 compliance project.
Such costs are principally the related payroll costs for its information systems group.


Year 2000 (continued)

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

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware.
In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. If any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues.
Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

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




                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of October 1999.

                                                          THERMOSPECTRA CORPORATION



                                                          /s/ Theo Melas-Kyriazi
                                                          Theo Melas-Kyriazi
                                                          Chief Financial Officer







                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

  2.1 Agreement and Plan of Merger dated as of May 21, 1999, by and among Thermo Instrument Systems Inc., TS Acquisition Corporation, and the
               Registrant (filed as Exhibit 2.1 to the Registrant's Current
               Report on Form 8-K relating to events occurring on May 21, 1999
               [File No. 1-13876] and incorporated herein by reference).

  10.1*        Master Cash Management, Guarantee Reimbursement and Loan
               Agreement dated as of June 1, 1999, between the Registrant and Thermo Electron Corporation.

  10.2*        Amended and Restated $45,000,000 Promissory Note dated as of July
               30, 1999, issued by the Registrant to Thermo Electron
               Corporation.

  10.3* Amended and Restated Deferred Compensation Plan for Directors of the Registrant.

  27*          Financial Data Schedule.


* Previously filed.

