Form 10-Q
period 1999-10-02
THERMOSPECTRA CORP
filed 1999-11-12
CIK 929807

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended October 2, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            Class                         Outstanding at October 29, 1999
   Common Stock, $.01 par value                     15,393,988



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMOSPECTRA CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                    October 2, January 2,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ---------- ----------

Current Assets:
 Cash and cash equivalents                                                            $  8,990    $20,717
 Advance to affiliate (Note 7)                                                           5,856          -
 Accounts receivable, less allowances of $2,154 and $2,386                              37,012     41,016
 Inventories:
   Raw materials and supplies                                                           17,405     18,355
   Work in process                                                                       4,396      5,899
   Finished goods                                                                        5,759      7,491
 Prepaid income taxes                                                                   13,116     10,188
 Other current assets                                                                    2,002      2,271
                                                                                      --------   --------

                                                                                        94,536    105,937
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                 32,398     30,517
 Less:  Accumulated depreciation and amortization                                       16,571     13,526
                                                                                      --------   --------

                                                                                        15,827     16,991
                                                                                      --------   --------

Patents, Trademarks, and Other Assets                                                    6,828      7,280
                                                                                      --------   --------

Cost in Excess of Net Assets of Acquired Companies                                     117,611    119,674
                                                                                      --------   --------

                                                                                      $234,802   $249,882
                                                                                      ========   ========





                            THERMOSPECTRA CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                    October 2,  January 2,
(In thousands except share amounts)                                                       1999        1999
------------------------------------------------------------------------------------ ---------- ----------

Current Liabilities:
 Short-term obligations (includes $45,000 and $60,000 due to                           $48,089    $ 60,000
   Thermo Electron)
 Accounts payable                                                                       11,090      11,822
 Accrued payroll and employee benefits                                                   6,064       6,239
 Accrued installation and warranty expenses                                              4,437       4,362
 Deferred revenue                                                                        3,345       4,360
 Accrued income taxes                                                                    5,672       3,735
 Accrued restructuring costs (Note 6)                                                      791       2,459
 Other accrued expenses (Note 5)                                                        10,116      10,684
 Due to parent company and affiliated companies                                          1,953       4,528
                                                                                      --------    --------

                                                                                        91,557     108,189
                                                                                      --------    --------

Deferred Income Taxes and Other Deferred Items                                           4,788       3,558
                                                                                      --------    --------

Long-term Obligations, Due to Related Party                                              7,300       7,300
                                                                                      --------    --------

Shareholders' Investment:
 Common stock, $.01 par value, 25,000,000 shares authorized;                               154         153
   15,387,785 and 15,327,620 shares issued
 Capital in excess of par value                                                        112,099     111,549
 Retained earnings                                                                      21,310      19,763
 Treasury stock at cost, 297 and 423 shares                                                 (8)         (7)
 Accumulated other comprehensive items (Note 2)                                         (2,398)       (623)
                                                                                      --------    --------

                                                                                       131,157     130,835
                                                                                      --------    --------

                                                                                      $234,802    $249,882
                                                                                      ========    ========














The accompanying notes are an integral part of these consolidated financial statements.



                            THERMOSPECTRA CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                    October 2, October 3,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ---------- ----------

Revenues                                                                               $44,512    $44,052
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       26,009     27,567
 Selling, general, and administrative expenses                                          12,072     12,728
 Research and development expenses                                                       3,677      3,632
 Restructuring costs (Note 6)                                                               64      4,282
                                                                                       -------    -------

                                                                                        41,822     48,209
                                                                                       -------    -------

Operating Income (Loss)                                                                  2,690     (4,157)

Interest Income                                                                            109        314
Interest Expense, Related Party                                                           (894)    (1,056)
Gain on Sale of Investments                                                                  -        713
                                                                                       -------    -------

Income (Loss) Before Income Taxes                                                        1,905     (4,186)
Income Tax Provision (Benefit)                                                             914     (1,683)
                                                                                       -------    -------

Net Income (Loss)                                                                      $   991    $(2,503)
                                                                                       =======    =======

Basic and Diluted Earnings (Loss) per Share (Note 3)                                   $   .06    $  (.16)
                                                                                       =======    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  15,380     15,327
                                                                                       =======    =======

 Diluted                                                                                15,594     15,327
                                                                                       =======    =======

















The accompanying notes are an integral part of these consolidated financial statements.



                            THERMOSPECTRA CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                    October 2,  October 3,
(In thousands except per share amounts)                                                   1999       1998
------------------------------------------------------------------------------------ ---------- ----------

Revenues                                                                              $129,121    $146,177
                                                                                      --------    --------

Costs and Operating Expenses:
 Cost of revenues                                                                       76,496      86,398
 Selling, general, and administrative expenses                                          35,550      40,006
 Research and development expenses                                                      11,207      12,344
 Restructuring costs (Note 6)                                                              939       4,282
 Gain on sale of property, plant, and equipment                                            (45)       (339)
                                                                                      --------    --------

                                                                                       124,147     142,691
                                                                                      --------    --------

Operating Income                                                                         4,974       3,486

Interest Income                                                                            473       1,087
Interest Expense, Related Party                                                         (2,471)     (3,432)
Gain on Sale of Investments                                                                  -         713
                                                                                      --------    --------

Income Before Income Taxes                                                               2,976       1,854
Income Tax Provision                                                                     1,429         797
                                                                                      --------    --------

Net Income                                                                            $  1,547    $  1,057
                                                                                      ========    ========

Basic and Diluted Earnings per Share (Note 3)                                         $    .10    $    .07
                                                                                      ========    ========

Weighted Average Shares (Note 3):
 Basic                                                                                  15,352      15,323
                                                                                      ========    ========

 Diluted                                                                                15,484      15,348
                                                                                      ========    ========
















The accompanying notes are an integral part of these consolidated financial statements.



                            THERMOSPECTRA CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                    October 2,  October 3,
(In thousands)                                                                            1999       1998
------------------------------------------------------------------------------------ ---------- ----------

Operating Activities:
 Net income                                                                            $ 1,547    $  1,057
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                         6,645       5,938
   Provision for losses on accounts receivable                                             264         198
   Gain on sale of property, plant, and equipment and investments                          (45)     (1,052)
   Other noncash items                                                                     142       1,689
   Changes in current accounts, excluding the effects of a disposition:
     Accounts receivable                                                                 2,931       2,116
     Inventories                                                                         2,694       1,193
     Other current assets                                                                  229          (8)
     Accounts payable                                                                     (594)     (3,284)
     Due to parent company and affiliated companies                                     (2,362)      2,263
     Other current liabilities                                                          (2,979)        303
   Other                                                                                     -         300
                                                                                       -------    --------
       Net cash provided by operating activities                                         8,472      10,713
                                                                                       -------    --------

Investing Activities:
 Proceeds from sale of a product line                                                        -         750
 Refund of acquisition purchase price                                                      595           -
 Proceeds from sale of available-for-sale investments                                        -       2,769
 Advances to affiliate, net (Note 7)                                                    (5,844)          -
 Purchases of property, plant, and equipment                                            (2,663)     (1,422)
 Proceeds from sale of property, plant, and equipment                                      186       2,052
 Other                                                                                    (187)        (63)
                                                                                       -------    --------

       Net cash provided by (used in) investing activities                              (7,913)      4,086
                                                                                       -------    --------

Financing Activities:
 Repayment of obligations to Thermo Electron                                           (15,000)    (15,000)
 Net proceeds from issuance of Company common stock                                        550          49
 Increase in short-term borrowings                                                       2,812           -
 Other                                                                                       -         125
                                                                                       -------    --------

       Net cash used in financing activities                                           (11,638)    (14,826)
                                                                                       -------    --------

Exchange Rate Effect on Cash                                                              (648)       (194)
                                                                                       -------    --------

Decrease in Cash and Cash Equivalents                                                  (11,727)       (221)
Cash and Cash Equivalents at Beginning of Period                                        20,717      20,672
                                                                                       -------    --------

Cash and Cash Equivalents at End of Period                                             $ 8,990    $ 20,451
                                                                                       =======    ========

The accompanying notes are an integral part of these consolidated financial statements.



                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by ThermoSpectra Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 2, 1999, the results of operations for the three- and nine-month periods ended October 2, 1999, and October 3, 1998, and the cash flows for the nine-month periods ended October 2, 1999, and October 3, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and, in the 1998 period, unrealized net of tax gains and losses from available-for-sale investments. During the third quarter of 1999 and 1998, the Company had comprehensive income of $1,286,000 and a comprehensive loss of $2,564,000, respectively. During the first nine months of 1999 and 1998, the Company had a comprehensive loss of $228,000 and comprehensive income of $1,701,000, respectively.

3.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                               Three Months Ended        Nine Months Ended
                                                             October 2,  October 3, October 2,  October 3,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------ ---------- ----------- ----------  ----------

Basic
Net Income (Loss)                                                $  991     $(2,503)    $1,547     $ 1,057
                                                                 ------     -------     ------     -------

Weighted Average Shares                                          15,380      15,327     15,352      15,323
                                                                 ------     -------     ------     -------

Basic Earnings (Loss) per Share                                  $  .06     $  (.16)    $  .10     $   .07
                                                                 ======     =======     ======     =======

Diluted
Net Income                                                       $  991     $(2,503)    $1,547     $ 1,057
                                                                 ------     -------     ------     -------

Weighted Average Shares                                          15,380      15,327     15,352      15,323
Effect of Stock Options                                             214           -        132          25
                                                                 ------     -------     ------     -------

Weighted Average Shares, as Adjusted                             15,594      15,327     15,484      15,348
                                                                 ------     -------     ------     -------

Diluted Earnings (Loss) per Share                                $  .06     $  (.16)    $  .10     $   .07
                                                                 ======     =======     ======     =======



3.    Earnings (Loss) per Share (continued)

      The computation of diluted earnings (loss) per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 2, 1999, there were 2,250 of such options outstanding, with exercise prices ranging from $15.88 to $17.15 per share.

4.    Business Segment Information

                                                               Three Months Ended      Nine Months Ended
                                                             October 2, October 3,  October 2, October 3,
(In thousands)                                                     1999       1998        1999       1998
------------------------------------------------------------ ----------- ---------- ----------- ----------

Revenues:
 Imaging and Inspection                                       $  20,871   $ 19,988   $  62,750   $ 65,101
 Temperature Control                                             13,642     13,666      38,154     48,211
 Test and Measurement                                             9,999     10,398      28,217     32,865
                                                              ---------   --------   ---------   --------

                                                              $  44,512   $ 44,052   $ 129,121   $146,177
                                                              =========   ========   =========   ========

Income (Loss) Before Income Taxes:
 Imaging and Inspection (a)                                   $   1,060   $ (1,807)  $   1,816   $  1,249
 Temperature Control (b)                                          1,313        886       2,691      5,384
 Test and Measurement (c)                                           862     (2,899)      2,007     (1,715)
 Corporate (d)                                                     (545)      (337)     (1,540)    (1,432)
                                                              ---------   --------   ---------   --------

 Total operating income (loss)                                    2,690     (4,157)      4,974      3,486
 Interest expense and other income, net                            (785)       (29)     (1,998)    (1,632)
                                                              ---------   --------   ---------   --------

                                                              $   1,905   $ (4,186)  $   2,976   $  1,854
                                                              =========   ========   =========   ========

(a) Includes restructuring and related costs of $0.1 million and $0.9 million in the three- and nine-month periods ended October 2, 1999, respectively, and $2.1 million in the three- and nine-month periods ended October 3, 1998.
(b) Includes restructuring costs of $0.2 million in the three- and nine-month periods ended October 3, 1998.
(c) Includes restructuring and related costs of $3.1 million in the three- and nine-month periods ended October 3, 1998.
(d) Primarily general and administrative expenses.

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


5.    Accrued Acquisition Expenses (continued)

      A summary of the changes in accrued acquisition expenses for severance follows:

                                                                                               Imaging and
                                                                                                Inspection
                                                                                                   Segment
(In thousands)                                                                                  TopoMetrix
--------------------------------------------------------------- -------------- ------------- --------------

Balance at January 2, 1999                                                                           $  30
 Reserves established                                                                                   44
 Usage                                                                                                 (69)
 Currency translation                                                                                   (4)
                                                                                                     -----

Balance at October 2, 1999                                                                           $   1
                                                                                                     =====

      A summary of the changes in accrued acquisition expenses for the abandonment of excess facilities follows:

  (In thousands)                                                 Imaging and    Temperature
                                                                  Inspection        Control
                                                                     Segment        Segment
                                                                  TopoMetrix         NESLAB         Total
  --------------------------------------------------------------------------------------------------------

  Balance at January 2, 1999                                           $ 365          $  51         $ 416
    Reserves established                                                 235              -           235
    Usage                                                               (485)           (41)         (526)
    Currency translation                                                 (21)            (5)          (26)
                                                                       -----          -----         -----

  Balance at October 2, 1999                                           $  94          $   5         $  99
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

      Amounts accrued at October 2, 1999, primarily represent ongoing payments for abandonment of excess facilities. Accrued acquisition expenses are included in other accrued expenses in the accompanying balance sheet.

6.     Restructuring Costs

      During 1998, the Company recorded restructuring costs, which were accounted for in accordance with EITF 94-3, primarily for severance for 259 employees. As of January 2, 1999, the Company had terminated 182 employees and had $2,459,000 accrued for severance costs. During the first quarter of 1999, the Company terminated 30 additional employees and incurred restructuring costs of $758,000, which consisted of $259,000 related to severance costs for four employees at a foreign sales office, $155,000 for facility-closing costs, and $344,000 related to certain business relocation and related costs. During the second quarter of 1999, the Company terminated six additional employees and incurred restructuring costs of $117,000, which consisted of $6,000 related to severance costs for five employees at a foreign sales office, $46,000 for facility-closing costs, and $65,000 for certain business relocation and related costs. During the third quarter of 1999, the Company incurred restructuring costs of $64,000, which represent facility-closing costs. The Company expects that the remainder of the employees will be terminated primarily in the fourth quarter of 1999.


6.    Restructuring Costs (continued)

      A summary of the changes in accrued restructuring costs for the Company's
1998 restructuring plan follows:

                                                                 Abandonment
                                                                   of Excess
(In thousands)                                      Severance     Facilities          Other         Total
----------------------------------------------- -------------- -------------- -------------- -------------

Balance at January 2, 1999                            $ 2,459        $     -        $     -        $ 2,459
 Costs incurred in 1999 (a)                               265            265            409            939
 1999 Usage                                            (1,902)          (265)          (409)        (2,576)
 Currency translation                                     (31)             -              -            (31)
                                                      -------        -------        -------        -------

Balance at October 2, 1999                            $   791        $     -        $     -        $   791
                                                      =======        =======        =======        =======

(a) Reflects restructuring costs recorded by the Imaging and Inspection segment.

      In connection with the Company's restructuring activities, the Company expects to incur approximately $100,000 of additional costs which, pursuant to the requirements of EITF 94-3, are not permitted as charges until incurred.
These additional costs primarily include costs for certain employee and business relocation and related costs. The Company plans to complete the implementation of its restructuring plan in the fourth quarter of 1999.

7.     Cash Management Arrangements

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

      In addition, the Company's European-based subsidiaries participate in a new cash management arrangement with a wholly owned subsidiary of Thermo
Electron on terms similar to the domestic cash management arrangement.

      Amounts invested in these arrangements are included in "advance to affiliate" in the accompanying balance sheet.

      Under the new domestic cash management arrangement, amounts borrowed from Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day DCP Rate plus 150 basis points, set at the beginning of each month. Amounts borrowed under this arrangement are included in "short-term obligations" in the accompanying balance sheet as of October 2, 1999.

8.     Proposed Merger

      On May 21, 1999, the Company entered into a definitive agreement and plan of merger with Thermo Instrument Systems Inc. pursuant to which Thermo
Instrument would acquire all of the outstanding shares of Company common stock held by shareholders other than Thermo Instrument and Thermo Electron in exchange for $16.00 in cash per share, without interest. Following the merger, the Company's common stock would cease to be publicly traded. The Board of Directors of the Company unanimously approved the merger agreement based on a recommendation by a


8.    Proposed Merger (continued)

special committee of the Board of Directors, consisting solely of outside directors of the Company. The special committee's recommendation was based on extensive negotiations, related to the pricing and terms of this proposed transaction, with representatives of Thermo Instrument. The completion of this merger is subject to certain conditions, including shareholder approval of the merger agreement. The Company has set December 9, 1999, as the meeting date for shareholders to vote on the approval of the merger agreement. Thermo Electron and Thermo Instrument intend to vote all of their shares of common stock of the Company in favor of approval of the merger agreement and, therefore, approval of the merger agreement is assured. This merger is expected to be completed shortly after the shareholder meeting.

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

      A significant portion of the Company's total revenues, primarily in the Imaging and Inspection and Temperature Control segments, is attributable to the sale of products and related services to customers in the semiconductor industry. The semiconductor industry has historically been cyclical and is characterized by sudden and sharp changes in supply and demand. Demand for the Company's products and services within the semiconductor industry is dependent upon, among other things, the level of capital spending by semiconductor companies. The semiconductor industry has been experiencing weakness in demand for its products as a result of the economic crisis in Asia, excess manufacturing capacity, and a slowdown in sales of high-end personal computers.
Many semiconductor manufacturers delayed construction or expansion of their production facilities in response to the foregoing conditions. The slowdown


Overview (continued)

in semiconductor activity began to affect demand for the Company's products in the second quarter of 1998. During the first nine months of 1999, the semiconductor industry has shown some increased activity, but not to the levels experienced prior to this most recent slowdown. Continued fluctuation in the semiconductor industry could have a significant adverse effect upon the demand for the Company's products and related services, which could materially adversely affect the Company's business and future results of operations.

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

Results of Operations

Third Quarter 1999 Compared With Third Quarter 1998

      Total revenues increased to $44.5 million in the third quarter of 1999 from $44.1 million in the third quarter of 1998. Revenues from the Imaging and Inspection segment increased to $20.9 million in 1999 from $20.0 million in 1998, primarily due to the inclusion of $2.1 million of revenues from TopoMetrix, acquired in October 1998. The increase was offset in part by a $0.9 million decrease in revenues at Nicolet Imaging Systems (NIS) due to lower demand for certain automated systems in overseas markets and a $0.9 million decrease in revenues at Kevex Instruments due to lower demand. Revenues from the Temperature Control segment were relatively unchanged at $13.6 million in 1999 and $13.7 million in 1998. Revenues from the Test and Measurement segment decreased to $10.0 million in 1999 from $10.4 million in 1998, primarily due to a decline in demand for its products. The Company's total backlog increased to $27.2 million at October 2, 1999, from $26.0 million at year-end 1998.

      The gross profit margin increased to 42% in the third quarter of 1999 from 37% in the third quarter of 1998, primarily due to the inclusion in the 1998 period of an inventory write-down of $1.1 million. The inventory write-down was recorded in cost of revenues and related to the discontinuation of certain underperforming products, including certain recorders and plotters in the Test and Measurement segment, and excess inventories in the Imaging and Inspection segment due to the consolidation of facilities. Excluding the inventory write-down in 1998, the gross profit margin increased approximately 2% in 1999, primarily due to reduced spending on labor and overhead of $0.5 million as a result of restructuring actions commenced in 1998.

      Selling, general, and administrative expenses as a percentage of revenues decreased to 27% in the third quarter of 1999 from 29% in the third quarter of 1998, primarily due to decreased spending levels resulting from restructuring actions commenced in 1998.

      Research and development expenses were relatively unchanged at $3.7 million in the third quarter of 1999 and $3.6 million in the third quarter of 1998.

      The Company recorded restructuring costs of $0.1 million in the third quarter of 1999, all of which represents cash costs that were paid in 1999 (Note
6). The restructuring charges were recorded by the Imaging and Inspection segment and relate to actions initiated in 1998 for facility-closing costs at Kevex Instruments in connection with the closure of its southern California facility. In connection with the closing of certain facilities, the Company expects to incur approximately $0.1 million of additional costs in the fourth quarter of 1999. In addition to the inventory write-down recorded in the third quarter of 1998, the Company recorded restructuring costs of $4.3 million in 1998. The restructuring charges consisted of severance costs of $3.7 million for 259 employees and facility-closing costs of $0.6 million.



Third Quarter 1999 Compared With Third Quarter 1998 (continued)

      Interest income decreased to $0.1 million in the third quarter of 1999 from $0.3 million in the third quarter of 1998, principally due to a reduction in invested balances as a result of the repayment of an aggregate $25.0 million of promissory notes to Thermo Electron Corporation in August 1998 and March
1999. Interest expense, related party, decreased to $0.9 million in 1999 from $1.1 million in 1998, primarily due to the repayment of such promissory notes.

      During the third quarter of 1998, the Company sold the shares of SteriGenics International, Inc. common stock that were obtained in connection with the 1997 sale of its Linac business, resulting in a gain of $713,000.

      The effective tax rate was a provision of 48% in the third quarter of 1999, compared with a benefit of 40% in the third quarter of 1998. The effective tax rate exceeded the statutory federal income tax rate in both periods primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies for certain of the Company's acquisitions and, in 1999, the inability to provide a tax benefit on certain foreign losses. The effective tax rate increased primarily due to the higher relative impact of nondeductible amortization of cost in excess of net assets of acquired companies.

First Nine Months 1999 Compared With First Nine Months 1998

      Total revenues decreased to $129.1 million in the first nine months of 1999 from $146.2 million in the first nine months of 1998. Revenues from the Imaging and Inspection segment decreased $2.4 million to $62.8 million in 1999, primarily due to a $4.9 million decrease in revenues at Kevex Instruments as a result of lower demand and lower revenues due to softness in the semiconductor industry in the first half of 1999, compared with the first half of 1998. In addition, revenues decreased $2.4 million at NIS due to lower demand for certain automated systems in overseas markets. The decrease in revenues at the Imaging and Inspection segment was offset in part by an increase of $6.0 million due to the inclusion of revenues from TopoMetrix, acquired in October 1998. Revenues from the Temperature Control segment decreased $10.1 million to $38.2 million in 1999, principally due to softness in the semiconductor industry in the first half of 1999, compared with the first half of 1998. Revenues from the Test and Measurement segment decreased $4.6 million to $28.2 million in 1999, primarily due to a decline in demand for its products.

      The gross profit margin was 41% in the first nine months of 1999 and 1998.
A decrease in the gross profit margin due to lower sales volume was offset by reduced spending on labor and overhead of $3.7 million as a result of restructuring actions commenced in 1998. In addition, the 1998 period included an inventory write-down of $1.1 million, as discussed in the results of operations for the third quarter.

      Selling, general, and administrative expenses as a percentage of revenues increased to 28% in the first nine months of 1999 from 27% in the first nine months 1998, primarily due to decreased revenues. Selling, general, and administrative expenses decreased 11% to $35.6 million in 1999, primarily as a result of restructuring actions commenced in 1998.

      Research and development expenses decreased to $11.2 million in the first nine months of 1999 from $12.3 million in the first nine months of 1998. The decreased spending resulted from the discontinuation of research and development efforts on underperforming product lines, which reduced expenses by $0.7 million and, to a lesser extent, the completion of efforts relating to new-product releases.

      The Company recorded restructuring costs of $0.9 million in the first nine months of 1999, all of which represent cash costs that were paid in 1999 (Note
6). The restructuring costs relate to actions initiated in 1998 and consist of severance costs of $0.3 million, facility-closing costs of $0.2 million, and business relocation and related costs of $0.4 million. Of the total charge for severance, $0.2 million was recorded by Park Scientific Instruments Corporation
(PSI) and $40,000 was recorded by Kevex Instruments, both of which are included in the Imaging and Inspection segment. The severance charge was for terminations across all functions. The restructuring charges for facility-closing and business relocation and related costs were recorded by Kevex Instruments and relate to the closure of its southern


First Nine Months 1999 Compared With First Nine Months 1998 (continued)

California facility. In addition to the inventory write-down recorded in the third quarter of 1998, the Company recorded restructuring costs of $4.3 million in 1998 as discussed in the results of operations for the third quarter.

      Interest income decreased to $0.5 million in the first nine months of 1999 from $1.1 million in the first nine months of 1998. Interest expense, related party, decreased to $2.5 million in 1999 from $3.4 million in 1998. Interest income and interest expense decreased due to the reasons discussed in the results of operations for the third quarter.

      During the third quarter of 1998, the Company sold the shares of SteriGenics International, Inc. common stock that were obtained in connection with the 1997 sale of its Linac business, resulting in a gain of $713,000.

      The effective tax rate was 48% in the first nine months of 1999, compared with 43% in the first nine months of 1998. The effective tax rate exceeded the statutory federal income tax rate in both periods primarily due to the impact of state income taxes and nondeductible amortization of cost in excess of net assets of acquired companies for certain of the Company's acquisitions and, in 1999, the inability to provide a tax benefit on certain foreign losses. The effective tax rate increased primarily due to the inability to provide a tax benefit on certain foreign losses in 1999.

Liquidity and Capital Resources

      The Company had working capital of $3.0 million at October 2, 1999, compared with negative working capital of $2.3 million at January 2, 1999.
Included in working capital are cash and cash equivalents of $9.0 million at October 2, 1999, compared with $20.7 million at January 2, 1999. In addition, as of October 2, 1999, the Company had $5.9 million invested in an advance to affiliate. Prior to the use of new cash management arrangements between the Company and Thermo Electron (Note 7), which became effective in 1999, such amounts were included in cash and cash equivalents. Also reflected in working capital are notes payable to Thermo Electron of $45.0 million at October 2, 1999, and $60.0 million at January 2, 1999.

      During the first nine months of 1999, the Company's operating activities provided $8.5 million of cash. A decrease in accounts receivable, primarily due to lower revenues, provided $2.9 million of cash. A decrease in inventories, due to the timing of shipments and sale of demonstration inventory, provided $2.7 million of cash. These increases in cash were reduced in part by the use of $2.4 million of cash to fund a decrease in amounts due to parent company and affiliated companies, primarily due to the timing of payments. In addition, cash of $3.0 million was used to fund a decrease in other current liabilities, primarily for cash payments relating to severance and facility-closure costs
(Note 6). As of October 2, 1999, the Company had $0.8 million of accrued restructuring costs, of which it expects to pay $0.2 million in the fourth quarter of 1999 and the remainder in 2000.

      During the first nine months of 1999, the Company's primary investing activities, excluding advance to affiliate activity, included the purchase of property, plant, and equipment. The Company used $2.7 million of cash for purchases of property, plant, and equipment and received a $0.6 million refund of a portion of the acquisition purchase price for PSI, which resulted from the final determination of the post-closing adjustment. During the remainder of 1999, the Company plans to expend approximately $1.3 million for purchases of property, plant, and equipment.

      During the first nine months of 1999, the Company's financing activities used $11.6 million of cash. The Company repaid $10.0 million of borrowings to Thermo Electron in March 1999. In addition, in July 1999 the Company repaid its
$5.0 million promissory note owed to Thermo Electron, and Thermo Electron extended the maturity of the Company's $45.0 million promissory note to December
1999. The promissory note bears interest at the 30-day Dealer Commercial Paper
Rate plus 150 basis points, set at the beginning of each month. In addition, an increase in short-term borrowings provided $2.8 million of cash.


Liquidity and Capital Resources (continued)

      The Company generally expects to have positive cash flow from its existing operations. Although the Company does not presently intend to actively seek to acquire additional businesses in the near future, it may acquire one or more complementary businesses if they are presented to the Company on terms the Company believes to be attractive. Such acquisitions may require significant amounts of cash. The Company expects that it would seek to finance any such acquisitions through a combination of internal funds and/or short-term borrowings from Thermo Instrument or Thermo Electron, although it has no agreement with these companies to ensure that any additional funds will be available on acceptable terms or at all. Thermo Electron has indicated that it will seek repayment from the Company of its $45.0 million promissory note, the maturity of which was extended by Thermo Electron to December 1999, only to the extent the Company's cash flow permits such repayment. Accordingly, the Company believes that its existing resources and cash provided by operations are sufficient to meet the capital requirements of its existing businesses for the foreseeable future, including at least the next 24 months.

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

     The Company has also identified and assessed the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company developed and distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. The Company


Year 2000 (continued)

followed up with its significant suppliers and vendors that did not respond to the Company's questionnaires. The Company has substantially completed its assessment of third-party risk.

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

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware.
In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. As discussed above, if any of the Company's significant suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. If any countries in which the Company operates experience significant year 2000 disruption, the Company could also be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.


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

(b)   Reports on Form 8-K

      None.



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of November 1999.

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

   27          Financial Data Schedule.